Form 10-Q
period 1999-11-30
METRON TECHNOLOGY N V
filed 2000-01-12
CIK 1095099

d

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            - - EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            - - EXCHANGE ACT OF 1934
                For the transition period from_______to________.

                        Commission File Number: 000-27863


                             METRON TECHNOLOGY N.V.
                             ----------------------

             (Exact name of registrant as specified in its charter)

            The Netherlands                                98-0180010
    -------------------------------                    ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification Number)

                            1350 Old Bayshore Highway
                                    Suite 360
                          Burlingame, California 94010

                    -----------------------------------------

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 373-1133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes   /X/      No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class                         Outstanding at December 31, 1999
-------------------                         --------------------------------
Preferred shares, par value
  NLG 0.96 per share                                                      --
Common shares, par value
  NLG 0.96 per share                                              13,066,761



METRON TECHNOLOGY N.V.

INDEX


                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Statements of Income (Unaudited)
             for the Three Months and Six Months
             Ended November 30, 1998 and 1999                                                             3

          Condensed Consolidated Statements of
            Comprehensive Income(Loss) (Unaudited)
            for the Three Months and Six Months Ended November 30, 1998 and November 1999                 4

          Condensed Consolidated Balance Sheets
            as of May 31, 1999 and November 30, 1999 (Unaudited)                                          5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended November 30, 1998 and 1999                                            6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       18-26

Part II. Other Information

Item 1.  Legal Proceedings                                                                                27

Item 2.  Changes in Securities and Use of Proceeds                                                        27

Item 3.  Defaults Upon Senior Securities                                                                  27

Item 4.  Submission of Matters to a Vote of Security Holders                                              27

Item 5.  Other Information                                                                                28

Item 6.  Exhibits and Reports on Form 8-K                                                                 28

Signature                                                                                                 30



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)


                                                                                  THREE MONTHS                SIX MONTHS
                                                                               ENDED NOVEMBER 30,         ENDED NOVEMBER 30,
                                                                              -------------------         ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
       Net revenue..................................................       $51,296       $74,163      $108,218      $143,636
       Cost of revenue..............................................        42,851        61,013        89,447       118,345
                                                                           -------       -------      --------      --------
       Gross profit.................................................         8,445        13,150        18,771        25,291
       Selling, general, administrative, and other expenses.........        10,531        11,069        21,852        21,558
       Restructuring and merger costs...............................           509             -         1,315             -
                                                                           -------       -------      --------      --------
       Operating income (loss)......................................        (2,595)        2,081        (4,396)        3,733
       Equity in net income (loss) of joint ventures................            98           (44)          142          (129)
       Other income (expense), net..................................           143           302           (69)          104
                                                                           -------       -------      --------      --------
       Income (loss) before income taxes............................        (2,354)        2,339        (4,323)        3,708
       Provision (benefit) for income taxes.........................          (841)          853        (1,544)        1,319
                                                                           -------       -------      --------      --------
       Net income (loss)............................................       $(1,513)       $1,486       $(2,779)       $2,389
                                                                           =======       =======      ========      ========
       Earnings (loss) per common share
          Basic.....................................................        $(0.15)        $0.14        $(0.27)        $0.23
          Diluted...................................................        $(0.15)        $0.13        $(0.27)        $0.21



See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (Dollars in thousands)


                                                                                THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
       Net income (loss)............................................       $(1,513)       $1,486       $(2,779)       $2,389
       Other comprehensive income (loss)............................           292          (196)          285          (223)
                                                                           -------       -------      --------      --------
       Comprehensive income (loss ).................................       $(1,221)       $1,290       $(2,494)       $2,166
                                                                           =======       =======      ========      ========


See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                                                 MAY 31      NOVEMBER 30
                                                                                                  1999           1999
                                                                                                  ----           ----
                                                                                                             (UNAUDITED)
 ASSETS
    Cash and cash equivalents..........................................................        $10,601        $14,093
    Short-term investments.............................................................              -         21,833
    Accounts receivable, net...........................................................         42,150         58,660
    Inventories, net...................................................................         24,079         29,046
    Prepaid expenses and other current assets..........................................         10,126          9,087
                                                                                               -------        -------
         Total current assets..........................................................         86,956        132,719
    Property, plant, and equipment, net................................................          8,152          7,515
    Intangible assets, net.............................................................          2,572          2,352
    Investments in joint ventures......................................................            185            217
    Other assets.......................................................................          1,760          1,642
                                                                                               -------        -------
         Total Assets..................................................................        $99,625       $144,445
                                                                                               =======        =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable...................................................................        $21,507        $29,502
    Amounts due affiliates.............................................................         13,125         18,800
    Accrued wages and employee-related expenses........................................          5,304          5,558
    Deferred revenue for installation and warranty.....................................          4,611          5,310
    Short term borrowings and current portion of long-term debt........................         11,086         13,507
    Amounts payable to shareholders....................................................          1,016            216
    Other current liabilities..........................................................          7,677          7,205
                                                                                               -------        -------
         Total current liabilities.....................................................         64,326         80,098

 Long-term debt, excluding current portion.............................................          1,141          1,077
 Deferred credits and other long-term liabilities......................................          2,230          2,134
                                                                                               -------        -------
         Total liabilities.............................................................         67,697         83,309
                                                                                               -------        -------
 Commitments...........................................................................              -              -
 Common shares subject to Buy-Sell Agreement...........................................          1,973              -
                                                                                               -------        -------
 Shareholders' Equity:
    Preferred shares, par value NLG 0.96...............................................              -              -
    Common shares and additional paid-in capital, par value NLG 0.96...................          3,030         32,045
    Retained earnings..................................................................         30,186         32,575
    Cumulative other comprehensive loss................................................         (3,130)        (3,353)
    Treasury shares....................................................................           (131)          (131)
                                                                                               -------        -------
         Total shareholders' equity....................................................         29,955         61,136
                                                                                               -------        -------
         Total Liabilities and Shareholders' Equity....................................        $99,625       $144,445
                                                                                               =======        =======



See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)


                                                                                                      SIX MONTHS
                                                                                                   ENDED NOVEMBER 30,
                                                                                                  -------------------
                                                                                                  1998           1999
                                                                                                  ----           ----
 Cash flows from (used for) operating activities:
    Net income (loss)..................................................................        $(2,779)        $2,389
 Adjustments to reconcile net income for items currently not affecting operating cash flows:
       Depreciation and amortization...................................................          1,494          1,073
       Provision for inventory valuation and bad debts.................................          1,045            206
       Deferred income taxes...........................................................           (545)           157
       Amortization of deferred compensation expense...................................            138              -
       Equity in net (income) loss of joint venture....................................           (142)           129
       Loss (gain) on disposition of assets............................................              7            (29)
       Changes in assets and liabilities:
         Accounts receivable, net......................................................         12,578        (16,669)
         Inventories, net..............................................................          5,728         (5,035)
         Prepaid expenses and other current assets.....................................          1,002            988
         Accounts payable..............................................................        (14,309)         7,995
         Amounts due affiliates........................................................         (5,947)         5,675
         Accrued wages and employee-related expenses...................................           (650)           254
         Deferred revenue for installation and warranty................................         (1,617)           699
         Other current liabilities.....................................................          1,520           (472)
                                                                                               --------       --------
               Net cash flows used for operating activities............................         (2,477)        (2,640)
                                                                                               --------       --------
 Cash flows (used for) from investing activities:
       Additions to property, plant, and equipment.....................................           (827)          (860)
       Proceeds from the sale of property, plant, and equipment........................            101            595
       Equity investment in joint venture..............................................             -            (161)
       Other assets....................................................................             34             72
       Other long-term liabilities.....................................................            118           (158)
                                                                                               --------       --------
               Net cash flows used for investing activities............................           (574)          (512)
                                                                                               --------       --------
 Cash flows (used for) from financing activities:
       Purchase of short-term investments..............................................              -        (21,833)
       Increase in short-term borrowings...............................................          1,639          2,509
       Proceeds from issuance of long-term debt........................................            181             62
       Principal payments on long-term debt............................................            (62)          (163)
       Amounts payable to shareholders.................................................           (148)          (862)
       Purchase of treasury stock......................................................           (352)            -
       Proceeds from issuance of common shares.........................................             15         27,043
                                                                                               --------       --------
               Net cash flows from financing activities................................          1,273          6,756
                                                                                               --------       --------
 Effect of exchange rate changes on cash and cash equivalents..........................            101           (112)
                                                                                               --------       --------
 Net change in cash and cash equivalents...............................................         (1,677)         3,492
 Beginning cash and cash equivalents...................................................         10,387         10,601
                                                                                               --------       --------
 Ending cash and cash equivalents......................................................         $8,710        $14,093
                                                                                               ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM INFORMATION

The interim consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") for the three and six months ended November 30, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at November 30, 1999, and the results of its operations and its cash flows for the three and six month periods ended November 30, 1998 and 1999. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 1999 included in the Company's Registration Statement on Form S-1 as filed with the SEC for its initial public offering of common shares.

         EARNINGS PER SHARE

         Basic earnings per common share are based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented the reported net income (loss) was used in the computation of basic and diluted earnings per common share.

         A reconciliation of the shares used in the computation follows:


                                                                               THREE MONTHS                 SIX MONTHS
                                                                             ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                             ------------------          ------------------
                                                                             1998          1999          1998          1999
                                                                             ----          ----          ----          ----
                           (SHARES IN THOUSANDS)

       Shares used for basic earnings per common share............          10,325        10,430        10,329        10,268
       Shares used for stock options having a dilutive effect.....              -          1,017           -             996
                                                                          --------       -------       -------       -------
       Shares used for diluted earnings per share.................          10,325        11,447        10,329        11,264
                                                                          ========       =======       =======       =======



         As of November 30, 1998 there were 1,885,000 shares of stock options outstanding to purchase the Company's common shares with a weighted-average exercise price of approximately $5.07. These securities were not included in diluted earnings per share for the three and six months ended November 30,1998 as their effect was anti-dilutive.

2.       COMMON SHARES SUBJECT TO BUY SELL AGREEMENT

         The Company has reflected under the caption "Common shares subject to Buy-Sell Agreement" the value as of the date of original issuance of the common shares subject to put rights at the effective date of the Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement"). With the consummation of the initial public offering, the Buy-Sell Agreement was terminated and the value ascribed to the put rights was reclassified to shareholders' equity as common shares. The unaudited condensed consolidated balance sheet at November 30, 1999 reflects the value of the put rights in shareholders' equity.

3.        SEGMENT AND GEOGRAPHIC DATA

         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of June 1, 1998. This Statement establishes standards for the reporting of information about operating segments in annual and in interim financial reports issued to shareholders.

         Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief operating officer, and on the nature of the products offered to customers. Reportable segments are the equipment division (which includes equipment including certain specialized process chemicals, and spare part sales, and equipment service), the materials division (which includes components used in construction and maintenance), and other which includes finance, administration and corporate functions.

         The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. Segment operating results are measured based on profit (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, equity investments and administrative headquarters assets of the Company.

         SEGMENT INFORMATION


                                                                          EQUIPMENT      MATERIALS
                                                                           DIVISION       DIVISION       OTHER       TOTAL
                                                                          ---------      ---------       -----       -----
                            (DOLLARS IN THOUSANDS)
          Three months ended November 30, 1998
             Net revenues............................................        $27,506        $23,790         $-       $51,296
             Income (loss) before tax................................            $78         $1,460     $(3,892)     $(2,354)

          Three months ended November 30, 1999
             Net revenues............................................        $36,835        $37,328         $-       $74,163
             Income before tax.......................................         $2,644         $3,045     $(3,350)      $2,339

          Six months ended November 30, 1998
             Net revenues............................................        $61,481        $46,737         $-      $108,218
             Income (loss) before tax................................           $874         $3,693     $(8,890)     $(4,323)
             Assets..................................................        $35,874        $26,424     $29,138      $91,436

          Six months ended November 30, 1999
             Net revenues............................................        $73,642        $69,994         $-      $143,636
             Income before tax.......................................         $4,531         $6,241     $(7,064)      $3,708
             Assets..................................................        $47,252        $31,173     $66,020     $144,445



         GEOGRAPHIC INFORMATION


                                                                                THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
                          (DOLLARS IN THOUSANDS)
       Net revenues:
          United States.............................................      $11,477        $17,953       $25,074       $36,375
          Germany...................................................        6,352          9,978        15,359        19,620
          United Kingdom............................................        6,592          7,988        13,388        15,668
          France....................................................        4,524          6,946         9,997        11,824
          Hong Kong.................................................        7,002          2,638        13,178        10,942
          Singapore.................................................        6,721         11,586        13,554        20,196
          The Netherlands...........................................        2,066          6,024         5,544         8,594
          Other nations.............................................        6,562         11,050        12,124        20,417
                                                                          -------        -------      --------      --------
       Geographic totals............................................      $51,296        $74,163      $108,218      $143,636
                                                                          =======        =======      ========      ========




                                                                                                  MAY 31      NOVEMBER 30
                                                                                                  1999           1999
                                                                                                  ----           ----
                                 (DOLLARS IN THOUSANDS)
 Assets:
    United States......................................................................        $23,171        $31,554
    Germany............................................................................         12,330         12,825
    United Kingdom.....................................................................         13,868         13,543
    Singapore..........................................................................         24,910         16,385
    Hong Kong..........................................................................         11,821          8,587
    The Netherlands....................................................................          5,787         33,014
    Other nations......................................................................          7,738         28,537
                                                                                               -------       --------
 Geographic totals.....................................................................        $99,625       $144,445
                                                                                               =======       ========



4.       SUBSEQUENT EVENT

In December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriters' over-allotment option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, included in Metron's Registration Statement on Form S-1 filed with the SEC for its initial public offering of common shares.

OVERVIEW

         Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders FSI International ("FSI") and Entegris, who together own 43.0% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control, and purchased Transpacific Technology Corporation and its subsidiaries, referred to as TTC. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States principally to the semiconductor industry.

         We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. We recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our estimate of our installation and warranty obligations. We amortize the deferred revenue over the applicable installation and warranty periods. We recognize service revenue in the periods the services are rendered to customers.

         In each of our three and six month periods ended November 30, 1998 and 1999, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Revenue from the sale of products manufactured by FSI were 18.4% and 21.7% of total revenue for the three months ended November 30, 1998 and 1999, and 19.2% and 23.6% of total revenues for the comparable six months, respectively. Revenue from the sale of products manufactured by Entegris were 22.4% and 24.0% of total revenue for the three months ended November 30, 1998 and 1999, while 22.0% and 23.4% of total revenues were for the comparable six months, respectively.

         We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and six month periods ended November 30, 1998 and 1999:


                                                                                THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
                          (DOLLARS IN THOUSANDS)
       Net revenue
          Europe....................................................       $25,184       $39,776       $54,224       $71,482
          Asia......................................................        14,635        16,434        28,920        35,779
          United States.............................................        11,477        17,953        25,074        36,375
                                                                           -------       -------      --------      --------
             Total net revenue......................................       $51,296       $74,163      $108,218      $143,636
                                                                           =======       =======      ========      ========




                                                                                 THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
                        (PERCENTAGE OF NET REVENUE)
       Net revenue
          Europe....................................................          49.1%         53.6%         50.1%         49.8%
          Asia......................................................          28.5          22.2          26.7          24.9
          United States.............................................          22.4          24.2          23.2          25.3
                                                                             ------        ------        ------        ------
             Total net revenue......................................         100.0%        100.0%        100.0%        100.0%
                                                                             ======        ======        ======        ======


         Since the beginning of fiscal 1999, we have been organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions for which the products are generally shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders and the timing of product shipments by the equipment manufacturer.

         Our materials division derives the majority of its revenue from sales of materials and components. The remainder of the division's revenue comes from commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer handling cassettes and accessories, wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins.

RESULTS OF OPERATIONS

         Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999.

   Our quarterly operating results have fluctuated significantly and are likely to continue to fluctuate significantly due to a number of factors including:

     - the timing of significant customer orders and customer spending patterns;

     -    the timing of product shipments by our principals;

     -    the loss of any significant customer or principal;

     - the timing of new product and service announcements by our principals and their competitors;

     - the mix of products sold and the market acceptance of our new product lines;

     - the efficiencies we are able to achieve in managing inventories of materials and spare parts;

     - the timing of expenditures intended to increase future sales of materials and equipment;

     - general global economic conditions or economic conditions in a particular region;

     -    changes in pricing by us, our principals or our competitors;

     -    changes in currency valuations relative to the U.S. dollar;

     -    costs we may incur if we become involved in future litigation; and

     -    other factors, many of which are beyond our control.

         The following tables present certain consolidated statements of operations data in dollars and as a percentage of net revenue for the three and six month periods ended November 30, 1998 and 1999.


                                                                                 THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
       Net revenue..................................................         100.0%        100.0%        100.0%        100.0%
       Cost of revenue..............................................          83.5          82.3          82.7          82.4
                                                                             ------        ------        ------        ------
       Gross margin.................................................          16.5          17.7          17.3          17.6
       Selling, general, administrative, and other expenses.........          20.5          14.9          20.2          15.0
       Restructuring and merger costs...............................           1.0             -           1.2             -
                                                                             ------        ------        ------        ------
       Operating margin.............................................          (5.0)%         2.8%         (4.1)%         2.6%
                                                                             ======        ======        ======        ======


         The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:


                                                                         THREE MONTHS                  SIX MONTHS
                                                                       ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                       ------------------          ------------------
                                                                       1998          1999          1998          1999
                                                                       ----          ----          ----          ----
Net revenue (Dollars in millions)
   Equipment division........................................         $27.5          $36.8        $61.5          $73.6
   Materials division........................................          23.8           37.3         46.7           70.0

Net revenue
   Equipment division........................................          53.6%          49.7%        56.8%          51.3%
   Materials division........................................          46.4           50.3         43.2           48.7

Gross margins
   Equipment division........................................          15.1%          15.2%        15.6%         14.6%
   Materials division........................................          18.1           20.2         19.7           20.7


THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

         NET REVENUE.

EQUIPMENT DIVISION. The equipment division's net revenue for the three months ended November 30, 1999 was $36.8 million, an increase of $9.3 million or 33.8% from the three months ended November 30, 1998. Revenues were higher in Europe and the United States due to the general semiconductor equipment industry recovery. Revenues in Asia were lower, primarily due to the divestiture by FSI in July 1999 of its Chemical Management Division. Service revenue increased 19.6% between the two three month periods, principally as a result of an increase in service contracts and service calls made by engineers. The division's revenue decreased as a percentage of total revenue owing to the even higher growth of materials division revenue.

MATERIALS DIVISION. The materials division's net revenue for the three months ended November 30, 1999 was $37.3 million, an increase of $13.5 million or 56.7% from the three months ended November 30, 1998. The division recorded higher revenue in all regions, with particularly strong growth coming from Asia.

         GROSS MARGINS

EQUIPMENT DIVISION. The equipment division's gross margin was flat for the three months ended November 30, 1999 compared to the three months ended November 30, 1998. An increase in our spare parts and service margins offset the decrease in our average equipment margin and lower commission revenue for the three months ended November 30, 1999 when compared to the three months ended November 30, 1998.

MATERIALS DIVISION. The gross margin of the materials division increased 2.1 percentage points for the three months ended November 30, 1999 compared to the three months ended November 30, 1998. Gross margins in Asia were reduced for the three months ended November 30, 1998 because the Company took a provision against certain inventory purchased for customers who subsequently cancelled their orders. These increases in margin were offset a slight margin decline in Europe.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the three months ended November 30, 1999 were $11.1 million, up $0.6 million or 5.7% from the $10.5 million incurred in the three months ended November 30, 1998. The increase is primarily due to increased provisions for profit related incentive plans.

SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1998

         NET REVENUE

EQUIPMENT DIVISION. The equipment division's net revenue in the six months ended November 30, 1999 was $73.6 million, up $12.1 million or 19.7% from the six months ended November 30, 1998. The net revenue increased in both Europe and Asia. However, the increase was primarily the result of the recovery of equipment sales in Europe, our largest geographic segment, following the prolonged downturn in the semiconductor industry. These increases were offset by lower revenue in the United States for the six month period, where revenue is particularly dependent on a small number of high-dollar transactions.

MATERIALS DIVISION. The materials division's net revenue in the six months ended November 30, 1999 was $70.0 million, up $23.3 million or 49.90% from the six months ended November 30, 1998. In fiscal 2000, materials revenue was higher in all geographic areas. The increase was primarily due to revenue growth in Europe and the United States, with a smaller amount of revenue growth in Asia.

         GROSS MARGINS

EQUIPMENT DIVISION. The equipment division's gross margin declined in the six months ended November 30, 1999 when compared to the six months ended November 30, 1998. The decline in gross margin in fiscal 1999 was due principally to provisions taken for higher than expected costs incurred in providing warranty service on customer sales made of products of FSI's chemical management division. In July 1999, FSI sold its chemical management division, and we have now exited this business. Gross margins were also lower owing to the lower proportion of division revenue represented by commission sales. This reflected both the closure of our United States manufacturers' representative sales business in December 1998 and the decline in equipment sales in South Korea, most of which are structured as commission sales.

MATERIALS DIVISION. The gross margin of the materials division increased for the six months ended November 30, 1999 when compared to the six months ended November 30, 1998. The increase was due principally to increases in Asia and the United States which were partially offset by a margin decrease in Europe. Gross margins in Asia were reduced for the six months ended November 30, 1998 because the Company took a provision against certain inventory purchased for customers who subsequently cancelled their orders.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the six months ended November 30, 1999 were $21.6 million, down $0.3 million or 1.4% from the $21.9 million incurred for the six months ended November 30, 1998. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.

RESTRUCTURING AND MERGER COSTS. The following table summarizes the restructuring and merger costs we incurred in fiscal 1999. There were no restructuring and merger costs our current fiscal year.


                                                                                THREE MONTHS                 SIX MONTHS
                                                                               ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                             --------------------         -------------------
                                                                              1998          1999          1998          1999
                                                                             -----         -----         -----         -----
                          (DOLLARS IN THOUSANDS)

       Restructuring costs..........................................          $446          $-            $543         $-
       Merger costs.................................................            63           -             772          -
                                                                             -----         -----         -----         -----
          Restructuring and merger costs............................          $509          $-          $1,315         $-
                                                                             =====         =====         =====         =====


         Restructuring costs represent primarily severance costs associated with the implementation of our new organizational structure and other reductions in headcount. During fiscal 1998, we began the transition from our organizational structure based on individual Metron subsidiaries in each country to a global organization built around our product lines in order to improve our service to our principals and customers. This organizational change allowed us to eliminate several positions that had been duplicated under the previous subsidiary structure. The reorganization was substantially accomplished by the end of fiscal 1999.

         All the merger costs we incurred, primarily professional fees, were in connection with the acquisition of Kyser. We began discussions with Kyser regarding a possible combination of the two companies in fiscal 1997. Discussions were terminated for extended periods of time and subsequently resumed several times before completion of the transaction in July 1998.

OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense) for the periods indicated.


                                                                                  THREE MONTHS                 SIX MONTHS
                                                                              ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                              ------------------          ------------------
                                                                              1998          1999          1998          1999
                                                                              ----          ----          ----          ----
                          (DOLLARS IN THOUSANDS)

       Foreign exchange gain (loss).................................          $(60)         $260           $(2)         $146
       Interest income..............................................           179           226           262           284
       Interest expense.............................................          (239)         (465)         (492)         (728)
       Miscellaneous income.........................................           263           281           163           402
                                                                              ----          ----          ----          ----
       Other income (expense).......................................          $143          $302          $(69)         $104
                                                                              ====          ====          ====          ====

         We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three and six month periods ended November 30, 1998 and 1999, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

         Interest income represents primarily earnings on our available cash balances. The slight increase in our interest income for the three and six months ending November 30, 1999 is primarily the result of the initial public offering being invested in short-term investments. Our interest expense for the same periods increased primarily as the result of increased borrowings.

         Other income for the three months ending November 30, 1999 increased when compared to the three months ending November 30, 1998 primarily from the exercise of stock warrants from a non-related principal.

LIQUIDITY AND CAPITAL RESOURCES

         We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Until we completed our initial public offering in late November, our principal sources of liquidity to date were cash flow from operations and bank borrowings. Our principal requirement for capital is for working capital to finance receivables and inventories. Our working capital, current assets less current liabilities, at November 30, 1999 was $52.6 million. Our working capital at May 31, 1999 was $22.6 million. As the result of our initial public offering, our working capital increased 132.7% from May 31, 1999, and our current ratio, current assets divided by current liabilities, was 1.4 at May 31, 1999 and 1.7 at November 30, 1999.

OPERATING ACTIVITIES. Cash used for operating activities in the six months ended November 30, 1998 and 1999 was $2.5 million and $2.6 million, respectively. The net total of items which did not affect operating cash flows, $2.0 million, was significantly offset by changes in assets and liabilities in the six months ended November 30, 1998. This reflected a significant reduction in receivables caused by the reduction in revenue, and was offset by reductions in accounts payable and amounts due to affiliates, which are also accounts payable. The negative cash flows from operating activities for the six months ended November 30, 1998 were largely as the result of Metron's net loss of $2.8 million. In six months ended November 30, 1999, the net total of items which did not affect operating cash flows decreased to $1.5 million. The decrease was principally due to the fact that we provided additional inventory provisions in the 1998 period against inventory purchased for customers in Asia who subsequently deferred or canceled their orders. The net effect of increases in accounts receivables and inventories offset by reductions in prepaid expenses, accounts payable including payables to affiliates and other liabilities for the first six months in fiscal 2000 was approximately $6.6 million. The net effect of all these items caused operating activities to use $2.6 million of cash.

INVESTING ACTIVITIES. Our capital expenditures for property, plant and equipment totaled $0.8 million for the first six months of fiscal 1999, and $0.9 million for the same period in fiscal 2000. Most of our capital expenditures are for leasehold improvements and computer and communications equipment. We expect that our total capital expenditures in fiscal 2000 will be about $2.5 million, excluding whatever portion we incur this year of the costs of a new operations management information system which we estimate could total $3.0 to $4.0 million over a 24 to 36 month period.

In November 1999, we contributed $161,000 to increase our investment in Metron Atkins Partnership Limited, a joint venture with WS Atkins Plc.

FINANCING ACTIVITIES. During the six month period ending November 30, 1998, we satisfied our funding requirements principally from internally generated funds and our various borrowing facilities. In September 1998, we repurchased common shares from a former employee shareholders for a total of $352,000 pursuant to the Amended and Restated Buy and Sell Agreement.

During November 1999 we completed our initial public offering and received net proceeds of $27.0 million and invested $21.8 million in short-term securities. In December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriter over-allotment option. We expect that the net proceeds from the initial public offering, along with cash generated from operations, will be sufficient to meet our anticipated needs for working capital both in the short-term and the long-term. We do not anticipate that we will need to raise additional capital to permit us to conduct our operations in the ordinary course of business. However, we may need to raise additional capital for significant acquisitions or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. However, our future growth, including potential acquisitions, may require additional external financing, and from time to time we may need to raise additional funds through public or private sales of equity and/or additional borrowings. If we are unable to obtain this additional funding, we might have to curtail our expansion plans. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

         The following table summarizes our material borrowing facilities as of November 30, 1999:


                                                                        U.S. $
                                                                      EQUIVALENT      AMOUNT                      RECENT
                                                                       FACILITY     CURRENTLY       AMOUNT       INTEREST
       LENDER                                                           AMOUNT      OUTSTANDING    AVAILABLE       RATE
       ------                                                           ------      -----------    ---------       ----

                          (DOLLARS IN THOUSANDS)

       Deutsche Bank..............................................      $4,131        $1,692        $2,439         7.50%
       Royal Bank of Scotland.....................................       4,908         1,914         2,994         7.25%
       Silicon Valley Bank........................................       4,000         2,100         1,900         8.00%
       Compass Bank...............................................       8,500         7,218         1,282         7.50%
       ING Bank...................................................       1,146           552           594         7.50%
       All Others.................................................       4,955         1,108         3,847       5.0 to 8.5%
                                                                      --------      --------      ---------
       Total......................................................     $27,640       $14,584       $13,056
                                                                      ========      ========      =========




YEAR 2000 IMPLICATIONS

         The year 2000 problem arises because many older computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs cannot distinguish between 20th and 21st century dates, which may cause errors in information or system failures. In addition, these systems and programs were not designed to recognize the year 2000 as a "leap" year. Although to date we have not experienced significant incidents relating to the date rollover to the 21st century, we recognize the need to remain vigilant and are continuing our assessment of year 2000 issues.

         We utilize many third party software packages for our business applications and computer systems that support our day-to-day operations. To date, we have not experienced any significant year 2000 issues with respect to these third party software packages.

         We intend to support our customers with spare parts and technical support after the year 2000 commences in order to respond to their needs. To date, we have received reports from a limited number of customer sites that they have experienced minor problems relating to year 2000 issues. We have provided these customers with temporary fixes and do not believe that we will incur significant costs in order to fix these problems.

         Our internal systems include both information technology, or IT, and non-IT systems. To date, we have not experienced any significant problems with these systems relating to the rollover to the year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. The occurrence of one or more of the risks described above could have a material adverse effect on our business, financial condition or results of operations.

         While we have made efforts to notify our customers who have purchased potentially non-compliant products, we cannot be sure that these customers will not assert claims against us alleging that the purchased products should have been year 2000 compliant at the time of purchase, which could result in costly litigation and divert management's attention. We cannot be sure that we will not encounter unforeseen problems related to year 2000 issues. We are currently incurring staff costs and may incur other costs to complete our program to resolve year 2000 issues, but we do not account for these costs separately. Although we do not separately account for year 2000 expenses, we estimate that the expenses we have incurred to date to address year 2000 issues have not been material, and we do not expect to incur material expenses in connection with any required future remediation efforts.

EFFECT OF CURRENCY EXCHANGE RATE AND EXCHANGE RATE RISK MANAGEMENT

         A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While most of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

         In addition, the transition period from legacy currencies to the Euro currently is set to expire January 1, 2002. We are assessing our information technology systems to determine whether they will accommodate the eventual elimination of the legacy currencies. If our information technology systems are unable to do so, they would have to be upgraded or replaced.

MARKET RISK

         The fair value of our aggregate forward exchange contracts has not changed significantly since May 31, 1999.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS RELATED TO METRON.

WE ARE DEPENDENT ON A FEW KEY PRINCIPALS FOR A MAJORITY OF OUR REVENUE; THEREFORE, THE LOSS OF ONE OR MORE OF OUR KEY PRINCIPALS COULD SERIOUSLY HARM OUR BUSINESS.

         If, for any reason, any of our key principals were to materially reduce their business or terminate their relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the quarter ended November 30, 1999, 23% of our total revenue was generated from the sale of products manufactured by FSI and 20% from the sale of products manufactured by Entegris. In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

         All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our principals. These agreements are generally cancelable at will, subject to notification periods which range from 30 days to two years. We generally do not sell competing products in the same market, and therefore the number of principals we can represent at any one time is limited. It is likely that in the future some of our principals will terminate their relationships with us upon relatively short notice. If we lose a key principal, we may not be able to find a replacement quickly, or at all. The loss of a key principal may cause us to lose customers and incur expenses associated with ending our agreement with that principal. We may lose principals for various reasons, including:

          - mergers and acquisitions involving our principals and other semiconductor materials and equipment manufacturers that we do not represent;

          - a principal's decision to attempt to build a direct sales organization;

          - the expansion of a principal's product offerings to compete with the products of another principal, because we generally do not offer competing product lines;

          - a principal's dissatisfaction with our level or quality of service; and

          -    the failure of a principal's business.

         We have lost principals in the past. For example, after Ontrak was acquired by Lam Research in August 1997, we ceased marketing and selling Ontrak products in Europe in September 1998 and in South Korea in June 1998. In March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we will cease marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we are phasing out our marketing and sale of products of this division. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, we expect that Obsidian will terminate its agreement with us.

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL, AND THEREFORE, A DOWNTURN MAY RESULT IN POOR OPERATING RESULTS.

         The recent downturn in the semiconductor industry has had a material adverse effect on our recent operating results. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. From 1996 through 1998, the semiconductor industry experienced a downturn, which led semiconductor manufacturers to delay or cancel capital expenditures. During this downturn, some of our customers delayed or canceled purchases of semiconductor materials and equipment, which had a negative impact on our sales, gross profits and operating results. We cannot predict when downturns will occur and how we will be affected by future downturns.

IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY NEW PRODUCTS AND ENTER INTO AND IMPLEMENT ARRANGEMENTS WITH THE SUPPLIERS OF THESE PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         Any failure by us to enter into relationships with principals that anticipate or respond adequately to technological developments or customer requirements, or any significant delays in product development or introductions by these principals, could result in a loss of competitiveness and could materially adversely effect our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our principals' ability to keep pace with changes in the market and on our ability to identify and carry successful new product lines, particularly because we generally do not carry competing product lines.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES.

         We face intense competition on two distinct fronts: competition for product lines and competition for customers.

         IF WE ARE UNABLE TO COMPETE SUCCESSFULLY FOR PRODUCT LINES AGAINST INDEPENDENT SALES AND DISTRIBUTION COMPANIES THAT HAVE GREATER FINANCIAL RESOURCES, ARE MORE ESTABLISHED OR HAVE LONG-STANDING RELATIONSHIPS WITH SEMICONDUCTOR MATERIALS AND EQUIPMENT MANUFACTURERS, WE WILL BE UNABLE TO OFFER COMPETITIVE PRODUCTS, WHICH WILL NEGATIVELY IMPACT OUR SALES.

         We compete with independent sales and distribution companies for the right to sell specific product lines in specific territories. We believe that our most formidable competition comes from regionally established semiconductor materials and equipment distribution companies. Some of these independent sales and distribution companies have substantially greater financial resources to devote to a particular region than we do, are better established in particular regions than we are, have greater name recognition in their chosen markets than we have and have long-standing collaborative business relationships with semiconductor materials and equipment manufacturers which are difficult to overcome. If we are unable to effectively compete with sales and distribution companies to attract and retain principals, our business will be adversely effected.

         IF WE ARE UNABLE TO COMPETE FOR CUSTOMERS DUE TO OUR INABILITY TO PROVIDE SALES, MARKETING AND SUPPORT SERVICES OR PARTICULAR PRODUCT OFFERINGS, IT WILL ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES.

         We compete for orders from semiconductor manufacturers with established semiconductor materials and equipment manufacturers who sell directly to customers and with independent sales and distribution companies and sales representatives. We believe that to compete effectively for customers we must maintain a high level of investment in marketing, customer service and support in all of the markets in which we operate, and we may not have sufficient financial resources, technical expertise or marketing, services and support capabilities to continue to compete successfully in the future. Some of our competitors have greater name recognition in the territories they serve and have long-standing relationships with semiconductor manufacturers that may give them an advantage in attracting and retaining customers. Furthermore, we believe that once a semiconductor manufacturer has selected a particular product for a specific use from a vendor that is not one of our principals, it may be difficult to achieve significant sales of a competing product to that customer unless there are compelling reasons for the customer to switch products, such as significant performance or cost advantages.

         We anticipate that as we continue to diversify our product portfolio and expand into new markets for our principals' products, we will encounter additional competition for customers. If we cannot continue to compete successfully for customers in the future, it will have a significant negative impact on our business.

THE MANAGEMENT INFORMATION SYSTEMS THAT WE CURRENTLY USE IN OUR DAY-TO-DAY OPERATIONS ARE NOT INTEGRATED ACROSS COUNTRY BORDERS AND NEED TO BE UPGRADED. UPGRADING THEM WILL BE COSTLY, AND IF THE NEW SYSTEM IS NOT SUCCESSFULLY IMPLEMENTED, OUR BUSINESS MAY SUFFER MATERIAL ADVERSE CONSEQUENCES.

         While our financial reporting management information system is integrated and operational, our current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We anticipate that we will need to invest in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We anticipate that the total costs associated with the implementation of the new system will be approximately $3.0 to $4.0 million and that the system will be implemented over the next 18 months. Any failure to successfully choose and implement a new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

WE NEED TO SUCCESSFULLY MANAGE THE ANTICIPATED EXPANSION IN OUR OPERATIONS OR OUR BUSINESS MAY SUFFER MATERIAL ADVERSE CONSEQUENCES.

         Any failure by us to effectively manage future expansion and the system and procedural transitions required by expansion could seriously harm our business and our operating results. We have expanded our operations in the past and anticipate future expansion of our operations through acquisitions and otherwise. Our growth has placed and will continue to place significant demands on our management, operational, financial and technical resources, as well as our accounting and control systems, as we work to integrate geographically dispersed offices and administrative personnel, diverse service and maintenance operations and different accounting and financial systems. Our future operating results will depend on the ability of our management and other employees to:

         - continue to implement and improve our operational, customer support and financial control systems;

         -        recruit, train, manage and motivate our employees;

         - identify companies that are strategic acquisition candidates and successfully acquire and integrate them with our existing business;

         - communicate information efficiently throughout our organization; and

         -        work effectively with principals and customers.

         We cannot predict whether these efforts will be successful or will occur in a timely or efficient manner. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and our internal resources. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

WE MAY NOT BE SUCCESSFUL IN ANY EFFORT TO PENETRATE JAPAN, WHICH COULD LIMIT OUR FUTURE GROWTH.

         We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 21% of the world's production of semiconductors takes place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to establish or acquire sales and marketing capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan, and we believe that expanding our operations to Japan would be both expensive and time-consuming and would place additional demands on our management. In addition, FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify such arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether any of our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

WE EXPECT CONTINUED DOWNWARD PRESSURE ON THE GROSS MARGINS OF THE PRODUCTS WE SELL, AND AS A RESULT, IF WE ARE UNABLE TO CONTINUE TO DECREASE OUR EXPENSES AS A PERCENTAGE OF SALES, WE WILL BE UNABLE TO INCREASE OR MAINTAIN OUR OPERATING MARGINS.

         Particularly during industry down cycles, pressure on the gross margins of the products we sell is intense and can adversely impact our financial performance. We have experienced significant downward pressure on our gross margins mainly as a result of sales discounts offered by our competitors and pressure from our customers to reduce prices and from our principals to reduce the discounts they provide to us. This, in turn, has put significant downward pressure on our operating margins. To maintain or increase our gross margins, we must develop and maintain relationships with principals who introduce new products and product enhancements on a timely basis. As a result of continued pressure on gross margins, we must find ways to decrease our selling, general, administrative and other expenses as a percentage of sales to increase or maintain our operating margins. If our principals cannot continue to innovate, if we cannot maintain our relationships with the innovating principals, or if we cannot successfully manage our selling, general, administrative and other expenses, our operating margins may decrease. If our operating margins decline as a result of these factors, our business would be harmed.

OUR EMPLOYMENT COSTS IN THE SHORT-TERM ARE TO A LARGE EXTENT FIXED, AND THEREFORE ANY UNEXPECTED REVENUE SHORTFALL COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our operating expense levels are based in significant part on our head count, which is generally driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. In particular, approximately half of our employees are in Europe, and the costs associated with the reduction of our labor force in Europe are high. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

WE MAY BEAR INVENTORY RISK DUE TO AN INABILITY TO RETURN PRODUCTS, AND IF WE ARE UNABLE TO MANAGE OUR INVENTORY EFFECTIVELY, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

         We bear inventory risk because we generally take title to our products when we receive them from our principals, and we cannot always return products to the principal in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the industry downturn in 1997 and 1998, we had excess inventory for which we booked reserves in both the United States and Asia. Typically, products cannot be returned to principals after they have been in our inventory for a certain period of time; this time period varies depending on the product and the principal. In addition, although it is typical when a relationship with a principal terminates for that principal to repurchase most of the inventory we have of that principal's products, it is possible under certain circumstances that a principal may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a principal cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial condition.

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH COULD ADVERSELY AFFECT OUR SHARE PRICE.

         In the past, we have experienced fluctuations in our quarterly and annual operating results and anticipate that these fluctuations will continue in the future due to a variety of factors, many of which are out of our control. Fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Our sales in, and the operating results for, a particular quarter can vary significantly due to a variety of factors, including those described elsewhere in this prospectus and the following:

         - THE TIMING OF SIGNIFICANT CUSTOMER ORDERS AND CUSTOMER SPENDING PATTERNS. During industry downturns, our customers may ask us to delay or even cancel the shipment of previously firm orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

         - THE TIMING OF PRODUCT SHIPMENTS BY OUR PRINCIPALS. For the most part, we recognize sales upon the shipment of goods to our customers. Most of the equipment and some of the materials we sell are shipped by the principal directly to our customers, and we do not necessarily have any control over the timing of a particular shipment. If we are unable to recognize revenue for a particular sale in the quarter in which that sale was expected, our operating results in that particular quarter will be negatively affected.

         - THE TIMING OF NEW PRODUCT AND SERVICE ANNOUNCEMENTS BY OUR PRINCIPALS AND THEIR COMPETITORS. New product announcements by our principals and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our principal's competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

         - THE MIX OF PRODUCTS SOLD AND THE MARKET ACCEPTANCE OF OUR NEW PRODUCT LINES. The mix of products we sell varies from period to period, and because margins vary amongst or within different product lines, this can adversely affect our results of operations. If we fail to sell our products which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

         - GENERAL GLOBAL ECONOMIC CONDITIONS OR ECONOMIC CONDITIONS IN A PARTICULAR REGION. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There may also be an increase in the time it takes to collect from our customers or even outright defaults in payments. This can negatively affect our cash flow and our results.

         -        COSTS WE MAY INCUR IF WE BECOME INVOLVED IN FUTURE LITIGATION.
                  Litigation is often costly, and even if we are successful in defending or making any claim, the expenses incurred may significantly impact our results.

         As a result of the factors listed above, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. An unanticipated decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations and, as we have in the past, we may even have losses in the short-run. Any one of the factors listed above, or a combination thereof, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

WE DEPEND ON SALES TO A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND IF ANY OF OUR LARGE CUSTOMERS WERE TO STOP OR REDUCE THEIR PURCHASING FROM US, IT WOULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUE.

         A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. During fiscal 1999, our top 10 customers accounted for an aggregate of 32% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

         - the timing and size of future purchase orders, if any, from our larger customers;

         -        the product requirements of our customers; and

         -        the financial and operational success of our customers.

         If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

OUR SALES CYCLE, PARTICULARLY FOR EQUIPMENT, IS LONG AND UNPREDICTABLE, WHICH COULD REQUIRE US TO INCUR HIGH SALES AND MARKETING EXPENSES WITH NO ASSURANCE THAT A SALE WILL RESULT.

         Sales cycles for some of our products, particularly equipment, can run as long as 12 to 18 months. As a result, we may not recognize revenue from efforts to sell particular products for extended periods of time. We believe that the length of the sales cycle may increase as some current and potential customers of our key principals centralize purchasing decisions into one decision-making entity. We expect this may intensify the evaluation process and require us to make additional sales and marketing expenditures with no assurance that a sale will result.

WE HAVE NOT YET DEVELOPED A STRATEGY TO SELL TO OUR CUSTOMERS OVER THE INTERNET, AND IF A COMPETITOR DEVELOPS AND IMPLEMENTS AN EFFECTIVE E-COMMERCE STRATEGY, WE MAY LOSE SOME OF OUR CUSTOMERS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         We have not developed a strategy to sell to our customers over the Internet, but we plan to develop an e-commerce strategy in the future. Because rights to sell principals' products are granted only for specific territories and sales conducted over the Internet may occur anywhere around the globe, it is difficult to adopt e-commerce practices in this industry. If principals decide to directly distribute their products over the Internet, if our competitors develop a successful strategy for engaging in e-commerce or if our customers require e-commerce capability, we may lose customers, which would have a negative impact on our revenue and on our operating results.

WE FACE YEAR 2000 RISKS.

         The year 2000 problem arises because many older computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs cannot distinguish between 20th and 21st century dates, which may cause errors in information or system failures. In addition, these systems and programs were not designed to recognize the year 2000 as a "leap" year. Failure by us to identify and remediate all material year 2000 risks could adversely affect our business, financial condition and results of operations. Some of the risks you should be aware of include:

         - we cannot assure you that the entities that we rely on for products and services that are important for our business, including our principals, will be successful in addressing all of their software and systems problems in order to operate without disruption in the year 2000; and

         - our customers or potential customers may be affected by year 2000 issues that may, in part, cause a reduction, delay or cancellation of customer orders; cause a delay in payments for products shipped; or cause customers to expend significant resources on year 2000 compliance matters rather than the products we sell.

         The occurrence of one or more of the risks described above could have a material adverse effect on our business, financial condition or results of operations. While we have made efforts to notify our customers who have purchased potentially non-compliant products, we cannot be sure that these customers will not assert claims against us alleging that the purchased products should have been year 2000 compliant at the time of purchase, which could result in costly litigation and divert management's attention.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS.

ECONOMIC DIFFICULTIES IN COUNTRIES IN WHICH WE SELL OUR PRODUCTS CAN LEAD TO A DECREASE IN DEMAND FOR OUR PRODUCTS AND IMPAIR OUR FINANCIAL RESULTS.

         The volatility of general economic conditions and fluctuations in currency exchange and interest rates can lead to decreased demand in countries in which we sell product. For example, in 1997 and 1998 many Asian countries experienced economic and financial difficulties. During this period, we experienced cancellation or delay of orders for our products from customers in Asia, thus adversely affecting our results of operations. Moreover, any economic, banking or currency difficulties experienced by countries in which we have sales may lead to economic recession in those countries. This in turn may result in the cancellation or delay of orders for our products from customers in these countries, thus adversely affecting our results of operations.

MOST OF OUR PRODUCT SALES ARE OUTSIDE THE UNITED STATES, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR FINANCIAL RESULTS.

         While most of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in fiscal 1997, we recorded exchange losses of approximately $600,000. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

         In addition, the transition period from legacy currencies to the Euro currently is set to expire January 1, 2002. We are assessing our information technology systems to determine whether they will accommodate the eventual elimination of the legacy currencies. If our information technology systems are unable to do so, they would have to be upgraded or replaced.

IF WE OR OUR NON-UNITED STATES SUBSIDIARIES ARE DEEMED SUBJECT TO UNITED STATES TAXES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS MAY SUFFER.

         Metron and its non-United States subsidiaries conduct most of their activities in a manner which we believe does not constitute the conduct of a trade or business in the United States. Accordingly, although we report taxable income and pay taxes in the countries where we operate, including the United States, we believe that income earned by Metron and its non-United States subsidiaries from operations outside the United States is not reportable in the United States for tax purposes and is not subject to United States income tax. If income earned by us or our non-United States subsidiaries from operations outside the United States is determined to be income effectively connected to an United States trade or business and as a result becomes taxable in the United States, we could be subject to United States taxes on this income. If we were to be deemed to be subject to these taxes, our business, financial condition and results of operations might be materially and adversely affected.

WE ARE SIGNIFICANTLY CONTROLLED BY FSI AND ENTEGRIS, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER SHAREHOLDER MATTERS.

         At November 30, 1999, FSI owned 21.5% and Entegris owned 21.5% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the four seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders will have significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, AND ANY INABILITY TO RAISE REQUIRED FUNDS COULD HARM OUR BUSINESS.

         We expect the net proceeds from our initial public offering, cash from operations and borrowings under our credit facilities will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. However, we may need to raise additional capital to acquire or invest in complementary businesses. Further, if we issue additional equity securities, the ownership stakes of our existing shareholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of our existing common shares. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

OUR SHARE PRICE MAY BE VOLATILE.

         Prior to the effective date of our initial public offering on November 18, 1999, there was no public market for our common shares. The trading price of our common shares could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

         - failure to meet the published expectations of securities analysts for a given quarterly period;
         -        changes in financial estimates by securities analysts;
         -        changes in market values of comparable companies;
         - stock market price and volume fluctuations, which are particularly common among securities of high technology companies;
         - stock market price and volume fluctuations attributable to inconsistent trading volume levels;
         -        additions or departures of key personnel; and
         -        commencement of our involvement in litigation.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business.

SUBSTANTIAL SALES OF SHARES MAY IMPACT THE MARKET PRICE OF OUR COMMON SHARES.

         If our shareholders sell substantial amounts of our common shares, including shares issued upon the exercise of outstanding options, the market price of our common shares may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of November 30, 1999, we had outstanding 12,507,073 common shares. 139,341 shares are eligible to be sold immediately, of these 12,300 are subject to volume limitations, under federal securities laws. 5,012 restricted shares will be eligible for sale 90 days after the date of our initial public offering. 8,690,945 shares are subject to lock-up arrangements between the shareholders and us or the underwriters. 8,690,945 shares will be eligible for sale in the public market 180 days following the date of our initial public offering. Of these shares 8,160,867 shares will be subject to volume limitations, under federal securities laws. The remaining 5,000 shares will be eligible for sale in the public market subject to volume restrictions on March 17, 2000.

         If our shareholders sell substantial amounts of common shares (including shares issued upon the exercise of outstanding options) in the public market, the market price of our common shares could fall.

WE DO NOT INTEND TO PAY DIVIDENDS.

         We have never declared or paid any cash dividends on our capital shares. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

RISKS RELATED TO BEING A DUTCH COMPANY.

OUR SUPERVISORY BOARD HAS THE AUTHORITY TO ISSUE SHARES WITHOUT SHAREHOLDER APPROVAL, WHICH MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

         As a Netherlands "NAAMLOZE VENNOOTSCHAP," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law the issuance of shares of a N.V. company must be approved by the shareholders unless the shareholders have delegated this authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred, and may designate the Metron board of supervisory directors as the corporate body with the authority to adopt the resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the supervisory board has the authority to adopt a resolution to issue shares, the shareholders shall not have the authority to adopt this resolution. Pursuant to the Metron articles, the supervisory board will have the authority to adopt resolutions to issue shares until five years from the date of the deed of conversion from a B.V. to an N.V. and the related amendment of the articles. This authorization of the supervisory board may be renewed by the shareholders from time to time. As a result, our supervisory board has the authority to issue common and preferred shares without shareholder approval.

         The issuance of preferred shares could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding shares of our share capital.

IT MAY NOT BE POSSIBLE TO ENFORCE UNITED STATES JUDGMENTS AGAINST NETHERLANDS CORPORATIONS, DIRECTORS AND OTHERS.

         Our articles provide that Metron has two separate boards of directors, a managing board and a supervisory board. One of our managing directors resides outside of the United States. A significant percentage of our assets are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon the managing director who lives outside the United States. Furthermore, judgments of United States courts, including judgments against us, our directors or our officers predicated on the civil liability provisions of the federal securities laws of the United States, are not directly enforceable in The Netherlands.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DUTCH LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL.

         Our articles of association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. These provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interest of our shareholders. For example, our articles may be amended only pursuant to a proposal of the supervisory board followed by a resolution of the general meeting of shareholders. To amend our articles requires that at a general meeting of shareholders, (1) more than half of the issued share capital is represented and (2) the resolution to amend the articles is supported by a two-thirds majority of the valid votes cast. This supermajority voting requirement may have the effect of discouraging a third party from acquiring a majority of the outstanding Metron shares. In addition, these provisions could have a negative impact on our stock price. Furthermore, some United States tax laws may discourage third parties from accumulating significant blocks of our common shares.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Use of Proceeds.

The Company's Registration Statement on Form S-1 (Registration No. 333-87665) was declared effective on November 18, 1999. The Company sold 2,862,500 common shares at an initial public offering price of $13.00 per share, including 562,500 shares pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $33,547,000 after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, including sales, marketing, customer support and other activities related to its business. The Company is currently assessing the specific uses and allocations for these funds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of Shareholders of the Company held on November 15, 1999, shareholders representing approximately 96.3% of the outstanding share capital of the Company unanimously approved the following items:

1. Confirmation of the annual accounts for the fiscal year ended May 31, 1999 and the allocation of profits to the effect that the profits will be reserved;

2. Confirmation of the annual report for the fiscal year ended May 31, 1999;

3. Conversion of the Company from a B.V. corporation into an N.V. corporation and approval of the amendment of the Company's Articles of Association;

4. Authorization of each member of the Managing Board and each lawyer practicing with Nauta Dutilh to seek a certificate of non-objection from the Ministry of Justice for the conversion and amendment referenced in item 3 above and to have the notarial deed of conversion and amendment of the Company's Articles of Association executed before a Dutch civil law notary;

5. Election of Mr. Sho Nakanuma as a Supervisory Director of the Company and the re-election of Mr. Joel Elftmann, Mr. James Dauwalter and Mr. Robert Anderson as Supervisory Directors of the Company;

6. Authorization to prepare, file and publish all of the Company's reports, annual accounts and consolidated annual accounts in the English language;

7.       Approval of the 1999 Employee Stock Purchase Plan;

8. Approval of an amendment to the Company's 1997 Supervisory Directors' Stock Option Plan (increasing the number of shares available for issuance under the plan by 112,500 shares); and

9. Approval of an amendment to the Company's Employee Stock Option Plan (providing that no employee or consultant may be awarded options to acquire more than 1,000,000 shares in any year and providing the Company with the ability to grant options to consultants).

Item 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Item              Description
----              -----------
27.1              Financial Data Schedule


(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended November 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date:  January 12, 2000               /s/ Peter V. Leigh
                                      ------------------

                                      Peter V. Leigh
                                      Vice President, Finance
                                      Signing on behalf of the registrant
                                      and as principal accounting officer