Form 10-Q
period 2000-02-29
METRON TECHNOLOGY N V
filed 2000-04-13
CIK 1095099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended February 29, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                            For the transition period
                             from_______to________.

                        Commission File Number: 000-27863


                             METRON TECHNOLOGY N.V.

    -----------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           THE NETHERLANDS                                  98-0180010
   -------------------------------                   -----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)


                            1350 Old Bayshore Highway
                                    Suite 360
                          Burlingame, California 94010

    -----------------------------------------------------------------------

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 373-1133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes / X /      No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   TITLE OF EACH CLASS                             OUTSTANDING AT MARCH 31, 2000
------------------------------                    ------------------------------
Preferred shares, par value NLG 0.96 per share                            -
Common shares, par value NLG 0.96 per share                      13,274,088

METRON TECHNOLOGY N.V.

INDEX


                                                                                                 PAGE NO.
                                                                                                ----------

Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Statements of Income (Unaudited)
             for the Three Months and Nine months Ended February 28, 1999 and February 29, 2000      3

          Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
            for the Three Months and Nine months Ended February 28, 1999 and February 29, 2000       4

          Condensed Consolidated Balance Sheets
            as of May 31, 1999 and February 29, 2000 (Unaudited)                                     5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine months Ended February 28, 1999 and February 29, 2000                        6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  18

Part II.  Other Information

Item 1.  Legal Proceedings                                                                           19

Item 2.  Changes in Securities and Use of Proceeds                                                   19

Item 3.  Defaults Upon Senior Securities                                                             19

Item 4.  Submission of Matters to a Vote of Security Holders                                         19

Item 5.  Other Information                                                                           19

Item 6.  Exhibits and Reports on Form 8-K                                                            27

Signature                                                                                            28


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)


                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               -------------------------    -------------------------
                                                               FEBRUARY 28   FEBRUARY 29    FEBRUARY 28   FEBRUARY 29
                                                               -----------   -----------    -----------   -----------
                                                                   1999           2000          1999          2000
                                                                  ------         ------        ------        ------

Net revenue..................................................     $56,559       $80,980       $164,777      $224,616
Cost of revenue..............................................      47,537        65,135        136,984       183,481
                                                                 ---------     ---------     ----------    ----------
Gross profit.................................................       9,022        15,845         27,793        41,135
Selling, general, administrative, and other expenses.........      11,145        12,535         32,997        34,093
Restructuring and merger costs...............................         709             -          2,024             -
                                                                 ---------     ---------     ----------    ----------
Operating income (loss)......................................      (2,832)        3,310         (7,228)        7,042
Equity in net income (loss) of joint ventures................        (102)          (31)            40          (159)
Other income (expense), net..................................         (19)          340            (88)          444
                                                                 ---------     ---------     ----------    ----------
Income (loss) before income taxes............................      (2,953)        3,619         (7,276)        7,327
Provision (benefit) for income taxes.........................      (1,054)        1,062         (2,598)        2,381
                                                                 ---------     ---------     ----------    ----------
Net income (loss)............................................     $(1,899)      $ 2,557       $ (4,678)     $  4,946
                                                                 =========     =========     ==========    ==========

Earnings (loss) per common share
   Basic.....................................................     $(0.18)        $0.20         $(0.45)        $0.44
   Diluted...................................................     $(0.18)        $0.18         $(0.45)        $0.40



See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (Dollars in thousands)


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 -------------------------   -------------------------
                                                                 FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                                 -----------   -----------   -----------   -----------
                                                                    1999          2000          1999          2000
                                                                 -----------   -----------   -----------   -----------

Net income (loss)............................................      $(1,899)       $2,557       $(4,678)       $4,946
Other comprehensive loss.....................................         (287)         (280)           (2)         (503)
                                                                 ----------    ---------     ----------    ----------
Comprehensive income (loss ).................................      $(2,186)       $2,277       $(4,680)       $4,443
                                                                 ==========    =========     ==========    ==========



See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                                             MAY 31        FEBRUARY 29
                                                                              1999             2000
                                                                            ---------      -----------
                                                                                           (UNAUDITED)

ASSETS
   Cash and cash equivalents............................................      $10,601          $14,103
   Short-term investments...............................................            -           20,245
   Accounts receivable, net.............................................       42,150           62,976
   Inventories, net.....................................................       24,079           34,664
   Prepaid expenses and other current assets............................       10,126           11,530
                                                                         --------------   -------------
      Total current assets..............................................       86,956          143,518
   Property, plant, and equipment, net..................................        8,152            7,555
   Intangible assets, net...............................................        2,572            2,255
   Investments in joint ventures........................................          185              187
   Other assets.........................................................        1,760              931
                                                                         --------------   -------------

      Total Assets......................................................      $99,625         $154,446
                                                                         ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable.....................................................      $21,507          $20,833
   Amounts due affiliates...............................................       13,125           27,669
   Accrued wages and employee-related expenses..........................        5,304            6,289
   Deferred revenue for installation and warranty.......................        4,611            4,590
   Short term borrowings and current portion of long-term debt..........       11,086           12,145
   Amounts payable to shareholders......................................        1,016              216
   Other current liabilities............................................        7,677            8,676
                                                                         --------------   -------------
      Total current liabilities.........................................       64,326           80,418

Long-term debt, excluding current portion...............................        1,141            1,037
Deferred credits and other long-term liabilities........................        2,230            2,076
                                                                         --------------   -------------
      Total liabilities.................................................       67,697           83,531
                                                                         --------------   -------------
Commitments.............................................................            -                -
Common shares subject to Buy-Sell Agreement.............................        1,973                -
                                                                         --------------   -------------
Shareholders' Equity:
   Preferred shares, par value NLG 0.96.................................            -                -
   Common shares and additional paid-in capital, par value NLG 0.96.....        3,030           39,547
   Retained earnings....................................................       30,186           35,132
   Cumulative other comprehensive loss..................................       (3,130)          (3,633)
   Treasury shares......................................................         (131)            (131)
                                                                         --------------   -------------
      Total shareholders' equity........................................       29,955           70,915
                                                                         --------------   -------------
      Total Liabilities and Shareholders' Equity........................      $99,625         $154,446
                                                                         ==============   =============


See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)


                                                                                                 NINE MONTHS ENDED
                                                                                          -----------------------------
                                                                                          FEBRUARY 28       FEBRUARY 29
                                                                                          -----------       -----------
                                                                                             1999               2000
                                                                                             ----               ----

 Cash flows (used for) operating activities:
    Net income (loss)..................................................................       $(4,678)        $4,946
 Adjustments to reconcile net income for items currently not affecting operating cash flows:
       Depreciation and amortization...................................................         2,324          1,698
       Provision for inventory valuation and bad debts.................................         1,866            429
       Deferred income taxes...........................................................        (1,103)           107
       Amortization of deferred compensation expense...................................           206              -
       Equity in net loss of joint venture.............................................           102            159
       Loss (gain) on disposition of assets............................................           146            (57)
       Changes in assets and liabilities:
         Accounts receivable, net......................................................         9,648        (21,044)
         Inventories, net..............................................................         2,839        (10,895)
         Prepaid expenses and other current assets.....................................          (863)          (766)
         Accounts payable..............................................................        (3,405)          (674)
         Amounts due affiliates........................................................       (10,030)        14,544
         Accrued wages and employee-related expenses...................................          (977)           985
         Deferred revenue for installation and warranty................................        (1,838)           (20)
         Other current liabilities.....................................................          (943)           999
                                                                                         --------------   ------------
            Net cash flows used for operating activities...............................       (6,706)         (9,589)
                                                                                         --------------   ------------

 Cash flows (used for) from investing activities:
       Additions to property, plant, and equipment.....................................        (1,136)        (1,523)
       Proceeds from the sale of property, plant, and equipment........................           220            672
       Equity investment in joint venture..............................................            -            (161)
       Proceeds from the sale of equity investment in joint ventures...................         2,510             -
       Other assets....................................................................           (58)           158
       Other long-term liabilities.....................................................           700           (233)
                                                                                         --------------   ------------
            Net cash flows (used for) from investing activities........................         2,236          (1,087)
                                                                                         --------------   ------------

 Cash flows from financing activities:
       Purchase of short-term investments..............................................            -         (40,755)
       Sales of short-term investments.................................................            -          20,510
       Proceeds in short-term borrowings...............................................         2,683          1,168
       Proceeds from issuance of long-term debt........................................           192             62
       Principal payments on long-term debt............................................          (213)          (223)
       Amounts payable to shareholders.................................................           154             -
       Principal payments on indebtedness to officer and shareholders..................           (76)          (862)
       Purchase of treasury stock......................................................          (352)            -
       Proceeds from issuance of common shares.........................................            15         34,544
                                                                                         --------------   ------------
            Net cash flows from financing activities...................................         2,403         14,444
                                                                                         --------------   ------------
 Effect of exchange rate changes on cash and cash equivalents..........................          (420)          (266)
                                                                                         --------------   ------------
 Net change in cash and cash equivalents...............................................        (2,487)         3,502
 Beginning cash and cash equivalents...................................................        10,387         10,601
                                                                                         --------------   ------------
 Ending cash and cash equivalents......................................................        $7,900        $14,103
                                                                                         ==============   ============



See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM INFORMATION

The interim consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") for the three and nine months ended February 28, 1999 and February 29, 2000, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at February 29, 2000, and the results of its operations and its cash flows for the three and nine month periods ended February 28, 1999 and February 29, 2000. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 1999 included in the Company's Registration Statement on Form S-1 as filed with the SEC for its initial public offering of common shares.

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

         A reconciliation of the shares used in the computation follows:

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        -------------------------   -------------------------
                                                                        FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                                        -----------   -----------   -----------   -----------
                                                                           1999           2000          1999          2000
                                                                           ----           ----          ----          ----

                                                                                      (SHARES IN THOUSANDS)
       Shares used for basic earnings per common share............        10,325        12,980         10,329        11,170
       Shares used for stock options having a dilutive effect.....             -         1,364              -         1,136
                                                                        -----------   -----------   -----------   -----------
       Shares used for diluted earnings per share.................        10,325        14,344         10,329        12,306
                                                                        ===========   ===========   ===========   ===========

         As of February 28, 1999, there were 1,967,000 shares of stock options outstanding to purchase the Company's common shares with a weighted-average exercise price of approximately $5.20 per share. Because their effect was anti-dilutive, these securities were not included in the calculation of diluted earnings per share for the three and nine months ended February 28, 1999.

2.       COMMON SHARES SUBJECT TO BUY-SELL AGREEMENT

         The Company has reflected under the caption "Common shares subject to Buy-Sell Agreement" the value as of the date of original issuance of the common shares subject to put rights at the effective date of the Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement"). With the consummation of the initial public offering, the Buy-Sell Agreement was terminated and the value ascribed to the put rights was reclassified to shareholders' equity as common shares. The unaudited condensed consolidated balance sheet at February 29, 2000 reflects the value of the put rights in shareholders' equity.

3.        SEGMENT AND GEOGRAPHIC DATA

         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of June 1, 1998. This Statement establishes standards for the reporting of information about operating segments in annual and in interim financial reports issued to shareholders.

         Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer, and on the nature of the products offered to customers. Reportable segments are the equipment division, which includes certain specialized process chemicals, spare part sales, and equipment service; the materials division, which includes components used in construction and maintenance, and other, which includes finance, administration and corporate functions.

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

         SEGMENT INFORMATION

                                                             EQUIPMENT      MATERIALS       OTHER        TOTAL
                                                              DIVISION      DIVISION       -------      -------
                                                            -----------    -----------

                                                                  (DOLLARS IN THOUSANDS)
Three months ended February 28, 1999
   Net revenues...........................................    $31,898        $24,661            $-       $56,559
   Income (loss) before tax...............................      $(216)        $1,857       $(4,594)      $(2,953)

Three months ended February 29, 2000
   Net revenues...........................................    $36,501        $44,479            $-       $80,980
   Income (loss) before tax...............................     $2,484         $4,508       $(3,373)       $3,619

Nine months ended February 28, 1999
   Net revenues...........................................    $93,233        $71,544            $-      $164,777
   Income (loss) before tax...............................       $657         $5,550      $(13,483)      $(7,276)
   Assets.................................................    $33,674        $44,263       $17,679       $95,616

Nine months ended February 29, 2000
   Net revenues...........................................   $109,826       $114,790            $-      $224,616
   Income (loss) before tax...............................     $7,015        $10,749      $(10,437)       $7,327
   Assets.................................................    $60,179        $49,868       $44,399      $154,446


         GEOGRAPHIC INFORMATION

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               --------------------------   -------------------------
                                                               FEBRUARY 28    FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                               -----------    -----------   -----------   -----------
                                                                  1999           2000          1999          2000
                                                                  ----           ----          ----          ----

                                                                     (DOLLARS IN THOUSANDS)
Net revenues:
   United States...........................................      $14,418       $17,176        $39,492       $53,551
   Germany.................................................        8,451         8,118         23,809        27,755
   United Kingdom..........................................        6,551         6,081         19,939        21,741
   France..................................................        3,417        11,839         13,418        23,725
   Hong Kong...............................................        3,212        10,229         16,390        22,744
   Singapore...............................................       10,575        12,069         24,129        32,265
   The Netherlands.........................................        1,896         5,004          7,443        13,605
   Other nations...........................................        8,039        10,464         20,159        29,230
                                                              -----------    -----------    -----------   -----------
Geographic totals..........................................      $56,559       $80,980       $164,777      $224,616
                                                              ===========    ===========    ===========   ===========


                                                                                             MAY 31        FEBRUARY 29
                                                                                            --------      -------------
                                                                                              1999            2000
                                                                                               ----            ----

                                                                                           (DOLLARS IN THOUSANDS)
 Assets:
    United States.....................................................................       $23,171         $32,494
    Germany...........................................................................        12,330          11,889
    United Kingdom....................................................................        13,868          13,286
    Singapore.........................................................................        24,910          25,059
    Hong Kong.........................................................................        11,821          11,386
    The Netherlands...................................................................         5,787          34,533
    Other nations.....................................................................         7,738          25,799
                                                                                           -----------     -----------
 Geographic totals....................................................................       $99,625        $154,446
                                                                                           ===========     ===========


4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, becomes effective for fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption encouraged. The pronouncement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is presently analyzing this statement and the impact, if any, on the Company's financial statements.

         In December 1999 the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which as amended, becomes effective for the Company on June 1, 2000. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As presently written, SAB 101 may require companies to recognize revenue pertaining to certain equipment sales only when installation has been completed and the equipment has been accepted by the customer. In addition, SAB 101 requires companies that have not applied this method of accounting previously to report a change in accounting principle in accordance with Accounting Principles Bulletin No. 20, Accounting Changes. The Company is presently analyzing SAB 101 and the impact, if any, on the Company's financial statements.


5.       SUBSEQUENT EVENT

         On March 3, 2000 Metron Technology (United Kingdom) Limited, a wholly owned subsidiary of Metron Technology N.V., acquired all of the common shares of Shieldcare Limited ("Shieldcare"), a privately held company incorporated in Scotland for cash of 6.3 million British Pounds (approximately 9.9 million US Dollars). The transaction was accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major device manufacturing and OEM companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for PVD and chemical vapor deposition
(CVD). Metron intends to use the assets acquired in the transaction to continue the operations of Shieldcare.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, included in Metron's Registration Statement on Form S-1 filed with the SEC for our initial public offering of common shares.

OVERVIEW

         Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders FSI International ("FSI") and Entegris, who together own 40.8% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as reorganization under common control, and purchased Transpacific Technology Corporation and its subsidiaries, referred to as TTC. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as our US materials division, in a transaction accounted for as a pooling of interests. Founded in 1977, our US materials division markets and sells materials in nine states within the United States principally to the semiconductor industry.

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

         In each of our three and nine month periods ended February 28, 1999 and February 29, 2000, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 9.0% and 23.4% of total revenue for the three months ended February 28, 1999 and February 29, 2000, and 15.8% and 23.5% of total revenues for the comparable nine months, respectively. Revenue from the sale of products manufactured by Entegris were 20.6% and 30.0% of total revenue for the three months ended February 28, 1999 and February 29, 2000, while 21.5% and 25.9% of total revenues were for the comparable nine months, respectively.

         We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and nine month periods ended February 28, 1999 and February 29, 2000:

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              --------------------------    -------------------------
                                                              FEBRUARY 28    FEBRUARY 29    FEBRUARY 28   FEBRUARY 29
                                                              -----------    -----------    -----------   -----------

                                                                      (DOLLARS IN THOUSANDS)
Net revenue
   Europe..................................................      $27,109        $39,365       $81,333      $110,847
   Asia....................................................       15,032         24,439        43,952        60,218
   United States...........................................       14,418         17,176        39,492        53,551
                                                              -----------     -----------   ----------    ----------
      Total net revenue....................................      $56,559        $80,980      $164,777      $224,616
                                                              ===========     ===========   ==========    ==========

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                --------------------------    -------------------------
                                                                FEBRUARY 28    FEBRUARY 29    FEBRUARY 28   FEBRUARY 29
                                                                -----------    -----------    -----------   -----------

                                                                     (PERCENTAGE OF NET REVENUE)
Net revenue
   Europe...................................................        47.9%         48.6%          49.3%         49.4%
   Asia.....................................................        26.6          30.2           26.7          26.8
   United States............................................        25.5          21.2           24.0          23.8
                                                                -----------    ---------      ----------    ----------
      Total net revenue.....................................       100.0%        100.0%         100.0%        100.0%
                                                                ===========    =========      ==========    ==========

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

RESULTS OF OPERATIONS

         Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. Beginning with our fourth quarter of fiscal year 1999, demand for semiconductor capital equipment and materials increased sales, which in turn allowed the Company to return to profitability.

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

         The following tables present certain consolidated statements of operations data in dollars and as a percentage of net revenue for the three and nine month periods ended February 28, 1999 and February 29, 2000.

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                -------------------------   -------------------------
                                                                FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                                -----------   -----------   -----------   -----------
                                                                    1999           2000          1999          2000
                                                                    ----           ----          ----          ----

Net revenue.................................................       100.0%        100.0%         100.0%        100.0%
Cost of revenue.............................................        84.0          80.4           83.1          81.7
                                                                -----------   -----------   -----------   -----------
Gross margin................................................        16.0          19.6           16.9          18.3
Selling, general, administrative, and other expenses........        19.7          15.5           20.1          15.2
Restructuring and merger costs..............................         1.3           -              1.2            -
                                                                -----------   -----------   -----------   -----------
Operating margin............................................       (5.0)%         4.1%          (4.4)%         3.1%
                                                                ===========   ===========   ===========   ===========

         The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  -------------------------   -------------------------
                                                                  FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                                  -----------   -----------   -----------   -----------
                                                                     1999           2000          1999          2000
                                                                     ----           ----          ----          ----

Net revenue (Dollars in millions)
   Materials division........................................       $24.7         $44.5         $71.5         $114.8
   Equipment division........................................        31.9          36.5          93.2          109.8

Net revenue
   Materials division........................................        43.6%         54.9%         43.4%          51.1%
   Equipment division........................................        56.4          45.1          56.6           48.9

Gross margins
   Materials division........................................        20.2%         21.6%         20.0%          21.3%
   Equipment division........................................        12.7          17.1          14.5           15.2


THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

NET REVENUE.

      EQUIPMENT DIVISION. The equipment division's net revenue for the three months ended February 29, 2000 was $36.5 million, an increase of $4.6 million or 14.4% from the three months ended February 28, 1999. Revenues were higher in Europe and Asia due to the recovery of the semiconductor equipment industry. These increases were offset by lower revenue in the United States for the three month period, where revenue is particularly dependent on a small number of high-dollar transactions. Service revenue increased 18.0% between the two three month periods, principally due to an increase in realized installation and warranty revenue deriving from increased equipment sales for the previous 3 to 4 quarters. The division's revenue decreased as a percentage of total revenue owing to the even higher growth of materials division revenue.

      MATERIALS DIVISION. The materials division's net revenue for the three months ended February 29, 2000 was $44.5 million, an increase of $19.8 million or 80.4% from the three months ended February 28, 1999. The division recorded higher revenue in all regions, with particularly strong growth coming from Asia.


GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin of 17.1% increased 4.4 percentage points for the three months ended February 29, 2000 compared to the three months ended February 28, 1999. Owing to higher utilization rates, service was profitable in the current quarter, and gross margins were higher on spare parts for the three months ended February 29, 2000 when compared to the three months ended February 28, 1999.

      MATERIALS DIVISION. The gross margin of the materials division increased
1.4 percentage points for the three months ended February 29, 2000 compared to the three months ended February 28, 1999. Gross margins improved in all geographic regions. The increase in commissions earned for the three months ended February 29, 2000, contributed a significant portion of the increase in the materials division gross margin.

EXPENSES

SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the three months ended February 29, 2000 were $12.5 million, up $1.4 million or 12.6% from the $11.1 million incurred in the three months ended February 28, 1999. The increase is due principally to higher travel expenses and to an increase in the number of employees.


NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1999


NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue in the nine months ended February 29, 2000 was $109.8 million, up $16.6 million or 17.8% from the nine months ended February 28, 1999. The net revenue increased in both Europe and Asia. However, the increase was primarily the result of the recovery of equipment sales in Europe, our largest geographic segment, following the prolonged downturn in the semiconductor industry. These increases were offset by lower revenue in the United States for the nine month period, where revenue is particularly dependent on a small number of high-dollar transactions.

MATERIALS DIVISION. The materials division's net revenue in the nine months ended February 29, 2000 was $114.8 million, up $43.3 million or 60.4% from the nine months ended February 28, 1999. In fiscal 2000, materials revenue was higher in all geographic areas. The increase was primarily due to strong growth in the United States and Asia where materials revenue more than doubled.

GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin increased 0.7 percentage points for the nine months ended February 29, 2000 when compared to the nine months ended February 28, 1999. Margins were higher in Europe and Asia, but were lower in the United States. Profitable service activities and higher margins on spare parts offset lower margins on equipment and lower commission revenues.

      MATERIALS DIVISION. The materials division gross margin increased 1.2 percentage points for the nine months ended February 29, 2000 when compared to the nine months ended February 28, 1999. The gross margin of the materials division increased in all regions. The increase was due principally to increases in Asia and the United States. Increased commission revenue in fiscal 2000 also contributed the increase in the division's gross margins. Gross margins in Asia were lower than normal for the nine months ended February 28, 1999 because the Company took a provision against certain inventory purchased for customers who subsequently cancelled their orders.

EXPENSES

SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the nine months ended February 29, 2000 were $34.1 million, up $1.1 million or 3.3% from the $33.0 million incurred for the nine months ended February 28, 1999. The increase is primarily due to increased provisions for profit related incentive plans. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.

 RESTRUCTURING AND MERGER COSTS.

         The following table summarizes the restructuring and merger costs we incurred in fiscal 1999. There were no restructuring and merger costs our current fiscal year.

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 -------------------------   -------------------------
                                                                 FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                                 -----------   -----------   -----------   -----------
                                                                    1999           2000          1999          2000
                                                                    ----           ----          ----          ----

                                                                       (DOLLARS IN THOUSANDS)
Restructuring costs.........................................         $709           $-          $1,284          $-
Merger costs................................................            -            -             740           -
                                                                 -----------   -----------   -----------   -----------
   Restructuring and merger costs...........................         $709           $-          $2,024          $-
                                                                 ===========   ===========   ===========   ===========

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

         All of the merger costs we incurred, primarily professional fees, were in connection with the acquisition of Kyser. We began discussions with Kyser regarding a possible combination of the two companies in fiscal 1997. Discussions were terminated for extended periods of time and subsequently resumed several times before completion of the transaction in July 1998.

 OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense) for the periods indicated.


                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               -------------------------   -------------------------
                                                               FEBRUARY 28   FEBRUARY 29   FEBRUARY 28   FEBRUARY 29
                                                               -----------   -----------   -----------   -----------
                                                                  1999           2000          1999          2000
                                                                  ----           ----          ----          ----

                                                                       (DOLLARS IN THOUSANDS)
Foreign exchange gain (loss)................................       $53          $205            $51          $350
Interest income.............................................        65           468            327           752
Interest expense............................................      (210)         (434)          (702)       (1,162)
Miscellaneous income........................................        73           101            236           504
                                                              -----------   -----------   -----------   -----------
Other income (expense)......................................      $(19)         $340           $(88)         $444
                                                              ===========   ===========   ===========   ===========



         We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three and nine month periods ended February 28, 1999 and February 29, 2000, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

         Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

         Other income for the nine months ending February 29, 2000, increased when compared to the nine months ending February 28, 1999, primarily from the exercise and sale of stock warrants held in a non-related principal.


LIQUIDITY AND CAPITAL RESOURCES

         We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our principal requirement for capital is for working capital to finance receivables and inventories. Our working capital, current assets less current liabilities, at February 29, 2000 was $63.1 million. Our working capital at May 31, 1999 was $22.6 million. This increase was principally due to our initial public offering in which we raised net proceeds of $33.5 million. Our current ratio, current assets divided by current liabilities, was 1.4 at May 31, 1999 and 1.8 at February 29, 2000.

 OPERATING ACTIVITIES. Cash used for operating activities in the nine months ended February 28, 1999 and February 29, 2000 was $6.7 million and $9.6 million, respectively. In the nine months ended February 28, 1999 the net total of income statement items not affecting operating cash flows, $3.5 million, was more than offset by decreases in assets and liabilities. The decreases in assets and liabilities included a significant reduction in receivables caused by the reduction in our revenue, and significant reductions in accounts payable, both those due to affiliates, and those due to unrelated vendors. Metron's net loss of $4.7 million for the nine months ended February 28, 1999 also had a large negative impact on cash flow from operating activities. In the nine months ended February 29, 2000, the net total of items which did not affect operating cash flows, decreased to $2.3 million primarily as a result of a reduction in the amounts provided for reserves for inventory valuation and bad debts. The increase in revenues this year required significant increases in accounts receivable, inventories and prepaid expenses, which were only partially offset by increased accounts payable including payables to affiliates and other liabilities. For the first nine months in fiscal 2000 the net effect of changes in assets and liabilities was approximately $16.9 million, and the total effect of all these items together with our net income caused operating activities to use $9.6 million of cash.

 INVESTING ACTIVITIES. Our capital expenditures for property, plant and equipment totaled $1.1 million for the first nine months of fiscal 1999, and $1.5 million for the same period in fiscal 2000. Most of our capital expenditures are for leasehold improvements and computer and communications equipment. We expect that our total capital expenditures in fiscal 2000 will be about $3.0 million, excluding whatever portion we incur this year of the costs of a new operations management information system which we estimate could total $4.0 to $5.0 million over a 24 to 36 month period. In November 1999, we contributed $161,000 to increase our investment in Metron Atkins Partnership Limited, a joint venture with WS Atkins Plc.

 FINANCING ACTIVITIES. During the nine-month period ending February 28, 1999, we satisfied our funding requirements principally from internally generated funds and our various borrowing facilities. In September 1998, we repurchased common shares from a former employee shareholder for a total of $352,000 pursuant to the Amended and Restated Buy and Sell Agreement.

         In November 1999 we completed our initial public offering with the issuance of 2,300,000 common shares, and in December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriters' over-allotment option. We received net proceeds of $33.5 million, and invested the majority of the proceeds in short-term securities. Additionally, we received $1.0 million from the exercise of stock options by our employees.

         We expect that the net proceeds from the initial public offering, will be sufficient to meet our anticipated needs for working capital both in the short-term and the long-term. We do not anticipate that we will need to raise additional capital to permit us to conduct our operations in the ordinary course of business. However, we may need to raise additional capital for significant acquisitions or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. However, our future growth, including potential acquisitions, may require additional external financing, and from time to time we may need to raise additional funds through public or private sales of equity and/or additional borrowings. If we are unable to obtain this additional funding, we might have to curtail our expansion plans. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

         The following table summarizes our material borrowing facilities as of February 29, 2000:


                                                                U.S. $
                                                              EQUIVALENT      AMOUNT                      RECENT
                                                              FACILITY      CURRENTLY       AMOUNT       INTEREST
LENDER                                                          AMOUNT      OUTSTANDING    AVAILABLE       RATE
-------                                                     -------------  -------------  -----------   -----------

                                                                     (DOLLARS IN THOUSANDS)
Deutsche Bank..............................................       $3,976        $2,329        $1,647        7.25%
Royal Bank of Scotland.....................................        3,249         2,459           790        7.25%
Silicon Valley Bank........................................        4,000           180         3,820        8.00%
Compass Bank...............................................        8,500         7,164         1,336        7.50%
ING Bank                                                           1,103             -         1,103        7.50%
All Others.................................................        2,407         1,050         1,357   5.0 to 8.5%
                                                              -----------   -----------   -----------
Total......................................................      $23,235       $13,182      $10,053
                                                              ===========   ===========   ===========




YEAR 2000 IMPLICATIONS

         The year 2000 problem arises because many older computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs cannot distinguish between 20th and 21st century dates, which may cause errors in information or system failures. In addition, these systems and programs were not designed to recognize the year 2000 as a "leap" year. Although to date we have not experienced significant incidents relating to the date rollover to the 21st century or for the leap year, we recognize the need to remain vigilant and are continuing our assessment of year 2000 issues.

         We have continued to support our customers with spare parts and technical support since the beginning of the 2000 in order to respond to their needs. To date, we have received reports from a limited number of customer sites that they have experienced minor problems relating to year 2000 issues. We have provided these customers with temporary fixes and do not believe that we will incur significant costs in order to fix these problems.

         Our internal systems include both information technology, or IT, and non-IT systems. To date, we have not experienced any significant problems with these systems relating to the rollover to the year 2000 or the leap year.

         We have incurred staff costs to resolve year 2000 issues, but we do not account for these costs separately. Although we do not separately account for year 2000 expenses, we estimate that the expenses we have incurred to date to address year 2000 issues have not been material, and we do not expect to incur material expenses in connection with any required future remediation efforts.


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


MARKET RISK

         At February 29, 2000 we had aggregate forward exchange contracts in various currencies as follows:


                                                                 WEIGHTED AVERAGE      FAIR
                                                                ------------------  ----------
CONTRACT AMOUNT US$             BUY                  SELL          CONTRACT RATE       VALUE      EXPIRATION DATE
-------------------             ---                  ----          -------------    ----------   ---------------

                                                   (DOLLARS IN THOUSANDS)
      $2,443                     -            Japanese Yen              103.75            $79      March 2000
       3,784           Japanese Yen                   -                  99.95             13      August 2000
       1,000           Israeli Shekel                 -                   4.04            (42)     February 2001
       2,500           Italian Lira                   -               1,992.03            (93)     March 2000
       1,000           Deutsch Mark                   -                   2.01            (89)     April 2000
       2,000           French Franc                   -                   6.75           (367)     August 2000

                                                                                    -----------
                                                                                        $(499)
                                                                                    ===========

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Item 2 of this report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION.

RISK FACTORS


RISKS RELATED TO METRON.


WE ARE DEPENDENT ON A FEW KEY PRINCIPALS FOR A MAJORITY OF OUR REVENUE; THEREFORE, THE LOSS OF ONE OR MORE OF OUR KEY PRINCIPALS COULD SERIOUSLY HARM OUR BUSINESS.

         If, for any reason, any of our key principals were to materially reduce their business or terminate their relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the quarter ended February 29, 2000, 23.4% of our total revenue was generated from the sale of products manufactured by FSI and 30.0% from the sale of products manufactured by Entegris. In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

         All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our principals. These agreements are generally cancelable at will, subject to notification periods, which range from 30 days to two years. We generally do not sell competing products in the same market, and therefore the number of principals we can represent at any one time is limited. It is likely that in the future some of our principals will terminate their relationships with us upon relatively short notice. If we lose a key principal, we may not be able to find a replacement quickly, or at all. The loss of a key principal may cause us to lose customers and incur expenses associated with ending our agreement with that principal. We may lose principals for various reasons, including:

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH COULD ADVERSELY AFFECT OUR SHARE PRICE.

         In the past, we have experienced fluctuations in our quarterly and annual operating results and anticipate that these fluctuations will continue in the future due to a variety of factors, many of which are out of our control. Fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Our sales in, and the operating results for, a particular quarter can vary significantly due to a variety of factors, including those described elsewhere in this report and the following:

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

         At February 29, 2000, FSI owned 20.4% and Entegris owned 20.4% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the four seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders will have significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 ITEM              DESCRIPTION
 -----             ------------
 27.1              Financial Data Schedule


(b)      Reports on Form 8-K


The Company filed on March 17, 2000, a report on Form 8-K regarding the March 3, 2000, acquisition of Shieldcare Limited.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



METRON TECHNOLOGY N.V.


Date:  April 13, 2000                       /s/ Peter V. Leigh
                                            ------------------
                                             Peter V. Leigh
                                             Vice President, Finance
                                             Signing on behalf of the registrant
                                             and as principal accounting officer