Form 10-K
period 2000-05-31
METRON TECHNOLOGY N V
filed 2000-08-28
CIK 1095099

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                       COMMISSION FILE NUMBER: 000-27863
                         ------------------------------

                             METRON TECHNOLOGY N.V.
             (Exact name of registrant as specified in its charter)

                 THE NETHERLANDS                                      98-0180010
 (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
                  organization)

                           1350 OLD BAYSHORE HIGHWAY
                                   SUITE 360
                          BURLINGAME, CALIFORNIA 94010
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 401-4600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  COMMON SHARES, PAR VALUE $0.96 NLG PER SHARE

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on July 31, 2000 as reported by the Nasdaq National Market, was approximately $56,139,000. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Shares, $0.96 NLG par value, as of July 31, 2000 was 13,289,361.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2000 Annual General Meeting of Shareholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended May 31, 2000, are incorporated by reference into
Part III of this report.

    Certain Exhibits filed with the registrant's Registration Statement on Form S-1, No. 333-87665, and Current Report on Form 8-K, filed with the Commission on March 17, 2000, are incorporated by reference into Part IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands in 1975. We are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. On behalf of semiconductor materials and equipment suppliers, which we refer to as our principals, we provide a broad range of materials and equipment to leading semiconductor manufacturers such as Advanced Micro Devices, IBM, Intel, Lucent, Motorola, NEC Electronics, Philips, Infineon (Siemens) and STMicroelectronics. We also provide semiconductor manufacturers with the ability to outsource a wide variety of silicon wafer fabrication, or fab, and equipment support services, such as materials management, cleanroom services and facility maintenance. Our principals are both independent companies that have developed emerging technologies and divisions of larger companies that have other primary products and markets and include Cabot, Entegris, FSI, Komatsu, Pall, Schumacher, SDI, Seiko Instruments and Zeiss. Our materials offerings include an extensive array of over 15,000 items, including wafer carriers and shippers, fluid and gas handling components, high purity chemicals and cleanroom products. Our offerings include equipment for cleaning; microlithography, the part of the fabrication process during which an image is projected on to a wafer by passing light through a photomask, which is a high-purity quartz or glass plate used as the stencil in semiconductor device fabrication to create an integrated circuit design pattern on a semiconductor wafer; metrology, which refers to the measurement and inspection of the wafer during the fabrication process; photomask inspection and repair, which refers to the inspection and repair, if necessary, of the glass or quartz photomasks used during the microlithography process; and inspection and defect characterization, the process by which silicon wafers are inspected during and after fabrication.

INDUSTRY BACKGROUND

    Semiconductor Industry Association, or SIA, data indicates that the semiconductor industry grew from $21.5 billion in revenue in 1985 to $149.4 billion in revenue in 1999, representing a compound annual growth rate of 14.9%. Although the industry recently experienced one of its periodic down cycles, The SIA estimates that semiconductor industry revenue will exceed
$195.0 billion in 2000 and will increase at a compound annual growth rate of 20.2% to $312.0 billion in 2003. The increase in demand for semiconductors is driven by the communications industry, particularly the Internet, as well as growth in traditional markets for semiconductors such as computers, automobiles and other consumer and industrial products.

    The manufacture of semiconductors requires a wide array of equipment and materials. The semiconductor capital equipment industry consists of equipment for wafer manufacture and processing and equipment for assembly, packaging and testing of semiconductors. According to Semiconductor Equipment and Materials International, in 1999, the semiconductor wafer fabrication equipment industry generated $15.9 billion in revenue. The high cost of equipment development and the desire of semiconductor manufacturers to buy products from financially and technically strong suppliers have led to consolidation among equipment manufacturers. At the same time, the long-term growth prospects of the industry continue to attract small players with new technologies to fill product niches. In addition, some suppliers to the industry are divisions of larger companies which have other primary products and markets.

    The semiconductor manufacturing materials industry provides the wide variety of consumable and manufacturing materials that are required by semiconductor manufacturers, including wafer carriers and shippers, fluid and gas handling components, high purity chemicals and cleanroom products. According to Rose Associates, in 1998, the semiconductor manufacturing materials industry generated $19.8 billion in revenue. Rapid changes in technology have led to the creation and emergence of newer semiconductor materials manufacturers offering innovative products. The materials industry is more fragmented and less cyclical than the equipment industry, in part because demand for semiconductor materials is driven more by the volume of semiconductors produced than by industry capacity and expectations of future revenue growth. The lower barriers to entry in this industry also attracts new competitors.

    As semiconductors continually become smaller and more complex, the number of manufacturing steps increases, which requires more complex and costly semiconductor equipment. The complex manufacturing process also entails the use of a large variety of materials from many sources. In addition, the high capital cost of semiconductor fabrication plants, called fabs, which can now exceed
$2.0 billion, requires that fabs quickly reach and maintain optimal productivity levels in order to maximize their return on investment. This also necessitates around-the-clock manufacturing, which in turn requires that spare parts, materials and service be delivered quickly and on short notice.

    The semiconductor industry has evolved into a global industry as semiconductor manufacturers are increasingly operating fabs in multiple locations throughout the world in proximity to their customers. The requirement for the rapid ramp-up of new facilities and new products has led semiconductor manufacturers increasingly to standardize all aspects of their operations and to require that their suppliers do the same. We believe that in order to ensure standardization, semiconductor manufacturers are increasingly seeking materials and equipment suppliers that offer a comprehensive and cost-effective global procurement solution to their materials, equipment and service needs.

    Semiconductor equipment and materials suppliers and semiconductor manufacturers are increasingly focusing on their core competencies and outsourcing other aspects of their operations to third parties. The increasing complexity of semiconductors and related capital investment, combined with long-term pricing pressures, have led semiconductor manufacturers to increasingly focus on design, development and manufacturing and outsource to third parties equipment service, materials management, cleanroom services and facility maintenance, as well as other similar services. We believe that outsourcing enables these companies to increase fab productivity in a cost-effective manner. In addition, semiconductor equipment and materials suppliers often focus on product development and manufacturing and outsource to third parties the marketing, sale, installation, service and support of their products. In particular, smaller semiconductor equipment and materials manufacturers that cannot afford to invest the time or the capital resources required to build a global infrastructure, and divisions of larger companies whose main focus is on other products or markets, often benefit from outsourcing. Outsourcing enables these companies to reduce time to market, financial risk and marketing investment while maintaining the ability to compete with often larger companies with established infrastructures.

    Providers of outsourcing services to the semiconductor industry are able to take advantage of operational efficiencies due to their ability to offer products and services from multiple suppliers and leverage their infrastructure costs over a larger revenue base. There are a large number of generally smaller companies that provide outsourcing services, including regional, privately-held companies that focus on a portion of, or a specific geographic market in, the semiconductor manufacturing industry. We believe that semiconductor equipment and materials manufacturers and semiconductor manufacturers are increasingly seeking an international services and support company that offers a comprehensive global solution.

THE METRON SOLUTION

    We are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We provide an important link between semiconductor manufacturers and our principals. We provide semiconductor manufacturers, who otherwise might be required to purchase materials and equipment from a range of suppliers worldwide, with the ability to purchase their materials and equipment through a single supplier and the ability to outsource equipment service, materials management, cleanroom services and facility maintenance. These services enable our customers to:

    - simplify and standardize their materials and equipment purchases in multiple locations throughout the world;

    - focus their resources on product design, development and marketing; and

    - increase fab productivity in a cost-effective manner.

We also provide timely and comprehensive marketing, sales, installation, service and support for materials and equipment manufacturers, enabling our principals to:

    - focus their resources on technology and product development and manufacturing;

    - reduce their time to market, financial risk and marketing investment; and

    - enable them to compete more effectively with larger companies with established infrastructures without investing the time or capital resources required to build their own infrastructures.

STRATEGY

    We believe Metron markets and sells a wider range of materials, equipment, spare parts, service and support solutions to the semiconductor industry than any other independent provider of these products and services. Our goal is to be the leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. The key elements of our strategy include:

    - LEVERAGE OUR GLOBAL INFRASTRUCTURE AND EXPAND OUR LEADERSHIP POSITION. We believe that our global infrastructure, as well as our 25-year history of serving the semiconductor industry, provide us a significant competitive advantage in serving our principals and customers. As of May 31, 2000, we had over 500 sales and marketing and customer service and support employees in 36 offices in Asia (except Japan), Europe and the United States. We plan to continue to leverage our global infrastructure by offering an increasing variety of products and services.

    - CONTINUE TO BROADEN PRODUCT AND SERVICE OFFERINGS. We offer a wide range of semiconductor manufacturing materials and equipment and plan to selectively broaden our product lines and territories to meet the needs of our customers. We believe our competitive advantage is generally greater in product areas that are not served by one of the large globally-integrated equipment or materials manufacturers. We will also seek to enter into additional relationships with non-United States principals seeking to penetrate the United States market and other markets outside their home territories. We also plan to expand on-site maintenance and other support services, including specialized parts cleaning, inventory management and engineering services. We believe these efforts will strengthen our long-term relationships with our customers.

    - EXPAND MATERIALS BUSINESS. While continuing to expand our equipment business, we intend to increase the relative size of our materials business. We believe that the materials business is particularly well-suited to benefit from the global infrastructure that we have developed, in part because addressable markets are more fragmented, there are a large number of individual products and typical transactions are smaller. Materials products generally offer relatively favorable gross margins, and the materials business is generally less cyclical than the equipment business.

    - FOSTER LONG-TERM RELATIONSHIPS WITH OUR PRINCIPALS. We seek to continue to develop long-term relationships with our principals. Generally, within the territories we serve for a principal, we operate as the exclusive representative of the principal and do not offer competing product lines. To foster long-term relationships with our principals, we will continue the joint training of our sales, service and applications personnel, the investment in inventories and demonstration equipment, as appropriate, and the joint participation in trade shows with our principals. In addition, to help us secure longer term relationships with our principals, we plan to selectively invest in principals during their later stage financings.

    - ACQUIRE COMPLEMENTARY BUSINESSES. To enable us to better serve our principals and customers, we plan to selectively acquire complementary businesses. Potential acquisition candidates include independent regional sales, service and support companies, which currently operate in a highly fragmented segment of the semiconductor industry. We believe that our acquisition strategy will allow us to gain access to new principals and territories, broaden our offerings to existing customers and gain new customers. As examples of this strategy, our acquisition of T.A. Kyser Co. in July 1998, established our United States materials and components business, and with our acquisition of Shieldcare Ltd. in March 2000, we entered the process tool parts cleaning business.

    - EXPAND INTO JAPAN. Japan is the second largest producer of semiconductors in the world and accounted for approximately 22% of world production in 1999. Although we represent a limited number of Japanese principals, we do not currently operate an office in Japan. We currently intend to open an office in Japan in the next 12 - 18 months to foster closer relations with Japanese materials and equipment suppliers and to explore opportunities to service the Japanese semiconductor manufacturing industry.

PRODUCTS AND SERVICES

    We are organized into two worldwide operating divisions, materials and equipment. In fiscal 1998, 1999 and 2000, sales by our equipment division accounted for approximately 55.1%, 55.7% and 50.2% of our revenue, respectively, and sales by our materials division accounted for approximately 44.9%, 44.3% and 49.8% of our revenue, respectively.

    We operate under a series of agreements with our principals. These agreements generally give us the exclusive right to market, sell and support particular products in specific geographic regions. Generally, within the territories we serve for a principal, we operate as the exclusive representative of the principal and do not offer competing product lines. The agreements with our principals are typically cancelable without cause with notice periods that range from 30 days to two years. In addition to maintaining appropriate inventories of materials and spare parts, we sometimes purchase equipment for demonstration purposes which may be installed in a customer's fab for evaluation purposes or at one of our facilities.

    Product selection is critical to our success. We evaluate a large number of product opportunities, relatively few of which we ultimately add to our product offerings. In our evaluation of new product lines, we thoroughly review numerous factors, including the product line's current and projected revenue stream and market share, whether the product line is sufficiently developed for its targeted market segment, whether distribution arrangements for the product line are currently in place, the prospective principal's anticipated ability to offer innovative and advanced products, the history and stability of the prospective principal and our ability to market, sell and provide a consistent level of service and support for the product line.

MATERIALS

    Our materials business includes the marketing and sale of an extensive array of over 15,000 items, including wafer carriers and shippers, fluid and gas handling components, high purity chemicals and cleanroom products, to semiconductor manufacturers, manufacturers of semiconductor equipment and to a lesser extent, customers in other industries such as pharmaceuticals and petroleum. As of May 31, 2000, our materials division represented over 50 principals. The table below lists the business units in our materials division, the types of products sold and the largest principals within each business unit:

BUSINESS UNIT                          TYPES OF PRODUCTS                      LARGEST PRINCIPALS
-------------                          -----------------                      ------------------
Gas and fluid handling                 Valves, fittings and other components   Entegris
                                       for ultrapure applications
                                       High end filtration products and        Pall
                                       systems
                                       Stainless steel control valves and
                                       regulators                              Tescom
Wafer management                       Wafer transport carriers                Entegris
                                       Pellicles                               MLI
Device handling                        Semiconductor device transport          Entegris
                                       carriers
                                       Vacuum release chip trays               Gelpak
                                       Quartz components                       MGI Products
Cleanroom products                     Latex gloves                            Omni Sales
                                       Face masks                              Tecnol
                                       Wipers and swabs                        Texwipe
Integrated shipper products            Wafer and disc shippers                 Entegris

    We believe the materials business is particularly well-suited to benefit from our global infrastructure because addressable markets are more fragmented, there are a large number of individual products and average transaction sizes are generally smaller than in the equipment business. As a result, we believe that many companies are often unable to cost-effectively provide materials, service and support globally in order to meet semiconductor manufacturer requirements and can benefit from Metron's ability to distribute their products through our international sales and marketing organization. Similarly, by working with Metron, a customer can increase sales by improving fab productivity while reducing inventory, warehousing and other costs. For some fabs of our customers in the United States, including Motorola and Philips, our materials division has primary responsibility for the operation of the customer's on-site warehouse of materials and components we sell. Our experience, infrastructure and systems in the United States enable us to maintain a highly reliable materials inventory management and order processing system, which allows us to increase the speed of order fulfillment and provide other value-added services to both customers and principals. We plan to expand our activities in this area to other parts of the world to provide more comprehensive support to more of our customers.

EQUIPMENT

    Our equipment business includes the marketing and sale of equipment, including products for cleaning, coating, developing and etching; detection, measurement and quality control tools; equipment used in the manufacture, fault diagnosis and repair of the masks used to create the complex patterning of semiconductors; automatic wafer handling, particle counting and cleanroom monitoring equipment. The equipment division also markets specialized containers of high purity chemicals which are used in the chemical vapor deposition and diffusion phases of semiconductor wafer processing. As of May 31, 2000, our equipment division represented over 40 principals. The table below lists the largest products by revenue in the equipment division and the principals for those products:

TYPES OF PRODUCTS                                           PRINCIPALS
-----------------                                           ----------
Wafer cleaning tools......................................  FSI
High purity wafer processing chemicals....................  Schumacher
Photo-lithography processing tools........................  FSI
Environmental gas cleaning systems........................  ATMI
Wafer characterization and diagnostic tools...............  SDI
Photomask inspection and repair tools.....................  Seiko Instruments

    In July 1999, we signed an agreement with Carl Zeiss to market, sell, service and support its semiconductor inspection tools in the United States, and in March 2000 this agreement was expanded to cover all of Europe except Germany and Holland. In August 1999, we signed an agreement with Komatsu Ltd. to market, sell, service and support its deep UV excimer lasers in Europe.

    Particularly in the equipment business, we believe our competitive advantage is generally greater in product areas that are not served by one of the large globally-integrated manufacturers. We have sought, and expect to continue to seek, relationships with non-United States principals seeking to penetrate the United States market and other markets outside their home territories.

SERVICE AND SPARE PARTS

    We believe that as semiconductor manufacturers become increasingly sensitive to the costs of system downtime, they direct their purchases to suppliers who can offer comprehensive local installation, maintenance and repair service and spare parts. To meet these needs, we provide installation, maintenance, repair and service for the equipment we sell, and we employ skilled service engineers in 20 offices located in approximately 14 countries. In some cases, our service engineers are located on-site at a semiconductor manufacturer's facility. By continuing to maintain local offices in most major markets and staffing those offices with nationals fluent in local languages and customs, we are able to provide our principals and customers with sales, service and support 24 hours a day, seven days a week where necessary. We also provide our customers with applications services and help them develop customized solutions to technical problems. To better serve our customers, during fiscal 1999 Metron formed a joint venture with WS Atkins Plc. to provide additional services to the semiconductor industry, including facilities management and comprehensive technical support of production equipment.

    Our service personnel receive extensive initial and follow-up training internally and/or from the principals whose products they service. Our service personnel generally receive the same training from our principals as their own personnel and receive and maintain the same certification. We generally warrant the products we sell for a period of one year, and our warranty liability is generally backed by a warranty from the principal. If we install the equipment in a customer's fab, we are generally responsible for the costs of the labor component of the warranty, and the principal is responsible for replacing parts which are under warranty. After the warranty period has expired, we also offer service contracts or on-call service support for equipment which we have supplied.

    We also provide our customers with the spare parts required to maintain and repair the equipment we have supplied and to operate other systems in their fabs. We work with our principals to maintain an inventory of mission-critical spare parts and materials close to our customers' sites so we can deliver the required parts in the shortest time possible. In some cases, we are responsible for maintaining inventories at our customers' sites, and we plan to expand the service we provide in this area.

SALES AND MARKETING

    Our worldwide sales and marketing organization is an essential part of our strategy of maintaining close relationships with our principals and with our semiconductor manufacturer customers. We provide timely and comprehensive marketing, sales, service and support for materials and equipment manufacturers, enabling these manufacturers to focus their resources on technology and product development. As of May 31, 2000, we had about 250 sales and marketing employees in 36 offices in Asia, Europe and the United States. Through these sales and support offices, we maintain an important link between our principals and semiconductor manufacturers. Our sales and marketing organization identifies customer requirements, assists in product selection and monitors each transaction through final sale, shipment and installation. We also employ approximately 213 highly-skilled technical and engineering personnel around the world to support our sales and marketing organization and our customers. In Europe, we have approximately 124 support personnel in nine countries located in thirteen offices as well as at several semiconductor manufacturers' facilities. In Asia, we have approximately 74 support personnel in five countries located in six offices as well as at several semiconductor manufacturers' facilities. In the United States, we have approximately fifteen support personnel located in two states. Most of our employees are fully conversant in local languages and familiar with local business culture and practices.

    We offer comprehensive sales and marketing technical support services, including materials and equipment specification review from the initial sales effort through on-going product improvement programs; demonstration of materials and equipment; tool installation, including customer site preparation and final system acceptance; on-going customer support and process improvement; writing, editing, and improving operating and maintenance manuals; and customer training programs including maintenance training and on-site operator training. Our ability to offer these extensive support services is due in part to extensive initial and follow-up training of our sales and marketing technical support personnel both in-house and by the principals whose products we sell. We also conduct technical seminars, training sessions and user group meetings, and we own and operate a 720 square foot, Class 100 cleanroom facility in Sunnyvale, California.

    We also employ applications engineers who work closely with our customers to solve particular customer problems and develop innovative processing solutions using particular equipment supplied by our principals. In some cases, our customers' engineers have collaborated with our engineers to produce and publish technical papers. Application selling and application support is a key part of our strategy to introduce and sell new technology into the semiconductor marketplace.

    We utilize a number of other marketing techniques that enable our principals to access new markets and semiconductor manufacturers. We seek to actively involve our principals in the marketing and sales process and often conduct joint sales calls on existing and potential customers with representatives from our principals. We assign product managers to some of our principals to provide particular attention to the marketing, service and support of specific product lines. We participate in various trade shows around the world, including Semicon Europa in Europe, Semicon Korea, Semicon Singapore and Semicon Taiwan in Asia and Semicon Southwest and Semicon West in the United States.

CUSTOMERS

    We market semiconductor materials and equipment to most of the world's semiconductor manufacturers and to many suppliers to the semiconductor industry, including semiconductor equipment manufacturers. In fiscal 2000, our 10 largest customers accounted for approximately 40% of our net revenue. We expect that sales to relatively few semiconductor manufacturers will always account for a significant percentage of our revenue, although the relative revenue ranking of individual customers may change from period to period. The table below lists our 10 largest customers in 2000 based on revenue and the geographic regions where we support them:

CUSTOMER                                                         LOCATIONS
--------                                                         ---------
STMicroelectronics...........................  France, Italy
Intel........................................  Ireland, Israel, United Kingdom, United
                                               States
Atmel........................................  France, Singapore, Taiwan
Philips......................................  France, Germany, Taiwan, The Netherlands,
                                               United Kingdom, United States
Macronix International.......................  Taiwan
Motorola.....................................  China, France, Hong Kong, United Kingdom,
                                               United States
IBM..........................................  France, Germany
SCP Global Technologies......................  Singapore, Taiwan, United States
Chartered Semiconductor Manufacturing........  Singapore
Applied Materials............................  Israel, United States

COMPETITION

    The semiconductor industry is highly competitive. We face substantial competition on two distinct fronts: competition for product lines and competition for customers.

COMPETITION FOR PRODUCT LINES

    For those semiconductor equipment and materials manufacturers who elect to sell through independent sales and distribution companies, we must compete with other companies for the right to sell specific product lines. Some of these independent sales and distribution companies have long-standing collaborative business relationships with semiconductor equipment and materials manufacturers which are difficult to overcome. We believe that the most significant competition on this front comes from regional semiconductor equipment and materials distribution companies. Furthermore, many equipment and materials manufacturers choose to sell directly to semiconductor manufacturers in some or all markets. In Europe and Asia, we compete with equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers as well as with regional independent distribution companies such as Macrotron and Teltec in Europe and Hermes in Taiwan. In the United States, we compete primarily with United States semiconductor equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers.

    We believe that our competitive advantage is greater in product areas that are not served by one of the large globally-integrated equipment or materials manufacturers. We believe that to compete effectively we must maintain a high level of investment in marketing, customer service and support in all of the markets in which we operate. Although we consider our global operations and reputation to be significant competitive advantages, we cannot be certain that we will have sufficient financial resources, technical expertise, or marketing, services and support capabilities to continue to compete successfully on this front in the future.

COMPETITION FOR CUSTOMERS

    We compete with established semiconductor equipment and materials manufacturers who sell directly to customers and with other independent sales and distribution companies for orders from semiconductor manufacturers. Some of these competitors have greater name recognition in the territories they serve and have long-standing relationships with semiconductor manufacturers that may give them a competitive advantage. Other significant competitive factors in the semiconductor equipment and materials market include product specifications and quality, product performance, product reliability, process repeatability, customer service and support, timeliness of product delivery and of new product introductions, in addition to total cost of ownership and price. We anticipate that as we expand our product portfolio and expand into new markets, we will encounter additional competition, and the competitive factors listed above, among others, might make it difficult for us to establish sales and distribution capability in new markets such as Japan. This competition, as well as the local political climate and local business practices, may limit our ability to successfully expand into new markets. We cannot be certain that we will continue to compete successfully in the future.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

See Note 15 to the Consolidated Financial Statements contained herein.

EMPLOYEES

    As of May 31, 2000, we had 754 full-time employees, including 180 in our materials division, 353 in our equipment division and 221 in general administrative activities, including finance and accounting, sales administration, shipping and receiving and corporate management. Of our full-time employees, 155 are located in the United States, 431 are located in Europe and 168 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationships with our employees to be good.

                                  RISK FACTORS

    OUR BUSINESS FACES SIGNIFICANT RISKS. THESE RISKS INCLUDE THOSE DESCRIBED BELOW AND MAY INCLUDE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISKS OCCURS, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE OTHER INFORMATION SET FORTH IN THIS REPORT.

RISKS RELATED TO METRON.

WE ARE DEPENDENT ON A FEW KEY PRINCIPALS FOR A MAJORITY OF OUR REVENUE; THEREFORE, THE LOSS OF ONE OR MORE OF OUR KEY PRINCIPALS COULD SERIOUSLY HARM OUR BUSINESS.

    If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the fiscal year ended May 31, 2000, 25% of our total revenue was generated from the sale of products manufactured by FSI and 26% from the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters" and "Certain Transactions." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

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

    We have lost principals in the past. For example, after Ontrak was acquired by Lam Research in August 1997, we ceased marketing and selling Ontrak products in Europe in September 1998 and in South Korea in June 1998. In March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In
July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we are phasing out our marketing and sale of products of this division. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us.

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

    We compete with independent sales and distribution companies for the right to sell specific product lines in specific territories. We believe that our most formidable competition comes from regionally established semiconductor materials and equipment distribution companies. Some of these independent sales and distribution companies have substantially greater financial resources to devote to a particular region than we do, are better established in particular regions than we are, have greater name recognition in their chosen markets than we have and have long-standing collaborative business relationships with semiconductor materials and equipment manufacturers which are difficult to overcome. If we are unable to effectively compete with sales and distribution companies to attract and retain principals, our business will be adversely affected.

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

    While our financial reporting management information system is integrated and operational, our current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We anticipate that we will need to invest in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We anticipate that the total costs associated with the implementation of the new system will be approximately $4.0 to $5.0 million and that the system will be implemented over the next 24 to 36 months. Any failure to successfully choose and implement a new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

WE MAY NOT BE SUCCESSFUL IN ANY EFFORT TO PENETRATE JAPAN, WHICH COULD LIMIT OUR
  FUTURE GROWTH.

    We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 22% of the world's production of semiconductors takes place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to establish or acquire sales and marketing capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan, and we believe that expanding our operations to Japan would be both expensive and time-consuming and would place additional demands on our management. In addition, FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify such arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether any of our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

    A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. During fiscal 2000, our top ten customers accounted for an aggregate of 40% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

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

RISKS RELATED TO INVESTING IN OUR COMMON SHARES.

WE ARE SIGNIFICANTLY CONTROLLED BY FSI AND ENTEGRIS, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER SHAREHOLDER MATTERS.

    As of July 31, 2000, FSI and Entegris each owned 20.2% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the four seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

OUR SHARE PRICE IS VOLATILE.

    The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

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

    As a Netherlands "NAAMLOZE VENNOOTSCHAP," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law the issuance of shares of a N.V. company must be approved by the shareholders unless the shareholders have delegated this authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred, and may designate the Metron board of supervisory directors as the corporate body with the authority to adopt the resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the supervisory board has the authority to adopt a resolution to issue shares, the shareholders shall not have the authority to adopt this resolution. Pursuant to the Metron articles, the supervisory board has the authority to adopt resolutions to issue shares until five years from the date of the deed of conversion from a B.V. to an N.V. and the related amendment of the articles. This authorization of the supervisory board may be renewed by the shareholders from time to time. As a result, our supervisory board has the authority to issue common and preferred shares without shareholder approval.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this report are "forward-looking statements." These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under "Risk Factors" and elsewhere in this report.

    In some cases, you can identify forward-looking statements by terminology such as "expects," "anticipates," "intends," "may," "should," "plans," "believes," "seeks," "estimates," "could," "would" or the negative of such terms or other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 2.  PROPERTIES

    Our corporate headquarters are located in Burlingame, California. The head of our global materials division is also based in Burlingame, California, and the head of our global equipment division is based in the United Kingdom. We own our 30,000 square foot facility in Livingston, Scotland, 18,000 square foot facility in Aschheim, Germany, 6,500 square foot facility in Almere, The Netherlands, and 16,300 square foot facility in Glenrothes, Scotland. In addition, we lease space for marketing and customer service and support purposes in 36 locations worldwide. We operate a 720 square foot, Class 100 cleanroom in our leased facility in Sunnyvale, California.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Shares, 0.96 NLG par value, has been traded on the Nasdaq National Market ("Nasdaq-NMM") under the symbol "MTCH" since our initial public offering on November 19, 1999. The following table sets forth the high and low sales prices, as reported by Nasdaq-NMM, for the periods indicated.

FISCAL 2000                                               HIGH       LOW
-----------                                             --------   --------
First Quarter.........................................   $  --      $  --
Second Quarter........................................   17.50      15.06
Third Quarter.........................................   25.94      14.88
Fourth Quarter........................................   36.00      10.75

    There were approximately 37 shareholder accounts of record on July 31, 2000, and the number of beneficial shareholders was estimated to be 1,994.

CERTAIN DUTCH TAX CONSEQUENCES OF HOLDING METRON COMMON SHARES

    GENERAL. The following is a summary of the material anticipated Dutch tax consequences of the holding of common shares in Metron Technology N.V. ("Shares") by non-Dutch resident individuals and corporate entities. This summary does not purport to be an exhaustive discussion or analysis of all relevant tax matters related to the holding of Shares. In particular, this summary does not address the tax consequences under any non-Dutch tax laws, nor does it address the tax position of a holder of Shares to which a special tax regime is applicable or any other special circumstances that may apply to any individual holder. Accordingly, a holder of Shares should consult his, her or its own tax advisors regarding the tax consequences of the holding of Shares. This summary is based on the tax laws of the Netherlands as in effect on August 1, 2000 and is subject to changes in such laws which changes may have retroactive effect. In this respect reference is made to certain forthcoming changes to Dutch tax laws which will become effective as of January 1, 2001. See the paragraph "Dutch taxation in 2001" below. Those changes may affect the Dutch tax position of a holder of Shares as described below. Metron expressly disclaims any responsibility to update this summary for changes in facts or laws occurring subsequent to the date of the filing of this Form 10-K. This summary represents the views of Metron as to the interpretation of existing Dutch tax law and, accordingly, no assurance can be given that the tax authorities or courts in the Netherlands will agree with the summary below. This summary addresses the Dutch tax consequences to a holder of Shares who or which is not, nor deemed to be, a resident of the Netherlands for purposes of the relevant tax laws (a "non-resident shareholder"). Under Dutch tax law, residence is determined with reference to the facts and circumstances and to several fictions of law. This summary does not address taxes imposed by the Netherlands and its political subdivisions, other than dividend withholding tax, income tax, corporate income tax, net wealth tax and gift and inheritance tax.

    DUTCH DIVIDEND WITHHOLDING TAX. To the extent that Metron distributes dividends, such dividends will, in principle, be subject to Dutch dividend withholding tax at a rate of 25%. For this purpose, dividends include, among other things, dividends in cash or in kind, constructive dividends, repayments of paid-in capital not recognized for Dutch tax purposes and liquidation proceeds in excess of paid-in capital as recognized for Dutch tax purposes. Stock dividends are subject to dividend withholding tax unless distributed out of Metron's paid-in share premium as recognized for Dutch tax purposes. A non-resident shareholder may be eligible for a reduction or a refund of Dutch dividend withholding tax pursuant to the EU Parent-Subsidiary Directive or under a tax convention in effect between the country of residence of the non-resident shareholder and the Netherlands. The Netherlands has concluded such a convention with the United States, the Convention between the Kingdom of The Netherlands and the United States of America for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income (the "Treaty"), which became effective as of January 1, 1994. A holder of Shares can only claim the benefits of the Treaty if such holder is a resident of the United States as defined in the Treaty and if such holder's entitlement to such benefits is not limited by the limitations on benefits provisions of
Article 26 of the Treaty. Under the Treaty, dividends paid by Metron to a holder of Shares who or which is entitled to the benefits of the Treaty, are generally eligible for a reduction of the Netherlands statutory rate of withholding tax of 25%, to 15%, unless the non-resident shareholder (i) has an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or permanent representative in the Netherlands to which permanent establishment or permanent representative the Shares are attributable, provided that dividends derived by a corporate holder from Shares attributable to such a permanent establishment or permanent representative will be exempt from Dutch corporate income tax if the Dutch participation exemption applies to such Shares or (ii) performs independent services from a fixed base in the Netherlands to which fixed base the Shares are attributable.

    DUTCH INCOME TAX AND CORPORATE INCOME TAX. A non-resident shareholder will not be subject to Dutch income tax or corporate income tax with respect to dividends or capital gains derived from the Shares, provided that (a) the non-resident shareholder does not have an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or permanent representative in the Netherlands and to which permanent establishment or permanent representative the Shares are attributable, provided that dividends and capital gains derived by a corporate shareholder from Shares attributable to such a permanent establishment or permanent representative will be exempt from Dutch corporate income tax if the Dutch participation exemption applies to such Shares and (b) neither the non-resident shareholder nor his/her spouse, other persons sharing his/her household or certain other close relatives have a substantial interest or a deemed substantial interest in the share capital of Metron or, in the event that the non-resident shareholder or one or more of the other persons referred to does have such an interest, the substantial interest(s) form(s) part of the assets of an enterprise; and (c) the non-resident shareholder does not carry out and has not carried out employment activities with which the holding of the Shares is connected. In general terms, a substantial interest in the share capital of Metron does not exist if the non-resident shareholder, his/her spouse, other persons sharing his/her household or certain other close relatives, do not hold alone or together, directly or indirectly, the ownership of, or an option to acquire, shares representing 5% or more of the total issued and outstanding capital, or the issued and outstanding capital of any class of shares of Metron, or profit sharing rights representing an entitlement to at least 5% of the annual profit of Metron or of the proceeds upon the liquidation of Metron. The substantial interest tax rate for individuals is 25%. The substantial interest tax rate for corporate shareholders is the Dutch corporate income tax rate of 35%. A holder of Shares entitled to the benefits of the Treaty will be protected under the Treaty from Dutch taxation on income or capital gains derived from a substantial interest in the share capital of Metron.

    DUTCH NET WEALTH TAX. A non-resident shareholder who is an individual is not subject to Dutch net wealth tax with respect to the Shares, provided the non-resident shareholder does not have an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or a permanent representative in the Netherlands and to which enterprise or part of an enterprise the Shares are attributable. The net wealth tax rate is 0.7%. Corporations are not subject to Dutch net wealth tax.

    DUTCH GIFT AND INHERITANCE TAX A gift or inheritance of Shares from a holder of Shares who is not a resident nor deemed to be a resident of the Netherlands, will not be subject to Dutch gift and inheritance tax, provided that the non-resident shareholder does not have an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or a permanent representative in the Netherlands to which the Shares are attributable.

    DUTCH TAXATION IN 2001. On May 9, 2000, the Dutch parliament approved the legislative proposal for a complete overhaul of the Dutch income tax act (the "Income Tax Act 2001"). The Income Tax Act 2001, which will enter into force on January 1, 2001, will, among other things, substantially change the taxation of investment income in the Netherlands. It is expected that further legislation to be proposed in the course of 2000 will amend certain aspects of the Income Tax Act 2001. The new tax legislation will in most cases not materially change the above described Dutch tax consequences to a holder of Shares who is not a resident or a deemed resident of the Netherlands. The following is a brief and general description of certain features of the new tax legislation and does not purport to exhaustively address all aspects of the new tax legislation that could be relevant to a holder of Shares.

    Pursuant to the Income Tax Act 2001, all items of income will be allocated to one of three "boxes":

    - Box I comprises, among other things, business and labor income, and income from the taxpayer's primary residence. Income in Box I is subject to a progressive tax rate with a maximum of 52%.

    - Box II comprises income derived from a substantial interest. Income in Box II is subject to a flat tax rate of 25%.

    - Box III comprises income from savings and investment, e.g. dividends on shares not forming part of a substantial interest. Irrespective of actual income, income in Box III is deemed to amount to 4%, annually, of the average value of the taxpayer's assets less liabilities. Such deemed income will be subject to a flat tax rate of 30%.

    A non-Dutch resident holder of Shares can in principle be taxed on Box I income in respect of his Shares, if such Shares are held in connection with employment activities carried out in the Netherlands or if such holder of Shares has an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or a permanent representative in the Netherlands and to which enterprise or part of an enterprise the Shares are attributable. A non-Dutch resident holder of Shares can in principle be taxed on Box II income in respect of his Shares, if such Shares form part of a substantial interest. A non-Dutch resident holder of Shares entitled to the benefits of the Treaty or another applicable tax convention may be protected from Dutch taxation on Box I and Box II income. A non-Dutch resident holder of Shares will in principle not be subject to taxation on Box III income in respect of those Shares.

    With the entry into force of the Income Tax Act 2001, a measure will be introduced in the Dutch Dividend Withholding Tax Act to counter the deemed improper use of tax conventions to reduce Dutch dividend withholding tax in respect of dividends derived from shares in a Dutch resident company (dividend stripping). The Dividend Withholding Tax Act will provide that for the purpose of a reduction or refund of dividend withholding tax, a holder of shares in respect of which a dividend is paid will not be considered a beneficial owner of such shares, by reference to which term most tax conventions allow for a reduction of dividend withholding tax, if such holder acquired the shares in respect of which a dividend is paid within ten days prior to the declaration of such dividend or if such holder disposes of such shares within three months of the acquisition of such shares.

As of January 1, 2001, the Dutch net wealth tax will be abolished.

HOLDERS OF SHARES ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE DUTCH TAX CONSEQUENCES TO SUCH SPECIFIC HOLDER OF THE HOLDING OF SHARES.

USE OF PROCEEDS

    Information about the Company's use of proceeds from its initial public offering are incorporated by reference to the Company's Form 10-Q, filed with the Commission on January 12, 2000, under the caption "Use of Proceeds."

ITEM 6.  SELECTED FINANCIAL DATA

    The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and the related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K report. The consolidated statement of operations data for the years ended May 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of May 31, 1999 and 2000, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K report. The consolidated statement of operations data for the years ended May 31, 1996 and 1997, and the consolidated balance sheet data as of May 31, 1996, 1997 and 1998 are derived from our audited consolidated financial statements which do not appear elsewhere in this report. On March 3, 2000, Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Ltd., a company incorporated in Scotland. The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for Shieldcare Ltd. from the acquisition date. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

                                                         FISCAL YEAR ENDED MAY 31,
                                            ----------------------------------------------------
                                              1996       1997       1998       1999       2000
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Net revenue.............................  $283,325   $298,576   $275,024   $228,618   $337,551
  Operating income (loss).................  $ 16,044   $  7,226   $  3,118   $ (6,618)  $ 12,437
  Net income (loss).......................  $ 10,979   $  4,198   $  1,102   $ (4,534)  $  7,752
  Basic net income (loss) per share.......  $   1.07   $   0.40   $   0.11   $  (0.44)  $   0.66
  Diluted net income (loss) per share.....  $   1.02   $   0.37   $   0.10   $  (0.44)  $   0.60
  Shares used to compute basic in per
    share calculation.....................    10,289     10,386     10,369     10,325     11,675
  Shares used to compute diluted in per
    share calculation.....................    10,801     11,195     11,112     10,325     12,896

                                                                   MAY 31,
                                             ----------------------------------------------------
                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Consolidated Balance Sheet Data:
  Cash and cash equivalents................  $ 13,683   $ 17,034   $ 10,387   $10,601    $ 22,911
  Total assets.............................   125,791    110,791    114,161    99,625     181,369
  Long-term debt...........................     1,507      1,667      1,379     1,141       1,227
  Total shareholders' equity...............    32,908     36,399     36,049    29,955      72,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included elsewhere in this report. This discussion of fiscal 1998, 1999 and 2000 refers to the fiscal years ended on May 31 of each year.

OVERVIEW

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who each own about 20% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000 we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD").

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

    In each of our three fiscal years ended May 31, 2000, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. In fiscal 2000, 25.0% of our total revenue was generated from the sale of products manufactured by FSI and 25.8% from the sale of products manufactured by Entegris. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders, and each hold 20.4% of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

    We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three fiscal years ended May 31, 1998, 1999 and 2000:

                                                  FISCAL YEAR ENDED MAY 31,
                                                ------------------------------
                                                  1998       1999       2000
                                (IN THOUSANDS)  --------   --------   --------
Net revenue
  Europe......................................  $155,472   $112,090   $164,914
  Asia........................................    53,047     62,243     98,015
  United States...............................    66,505     54,285     74,622
                                                --------   --------   --------
    Total net revenue.........................  $275,024   $228,618   $337,551
                                                ========   ========   ========

                                                  FISCAL YEAR ENDED MAY 31,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
                         (PERCENTAGE OF NET REVENUE)
Net revenue
  Europe......................................      56.5%      49.0%      48.9%
  Asia........................................      19.3       27.2       29.0
  United States...............................      24.2       23.8       22.1
                                                --------   --------   --------
    Total net revenue.........................     100.0%     100.0%     100.0%
                                                ========   ========   ========

    Since the beginning of fiscal 1999, we have been organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, we added new revenue categories to include refurbished equipment sales and revenue from the cleaning of shields used in the manufacturing of semiconductors. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions for which the products are generally shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders and the timing of product shipments by the equipment manufacturer.

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

RESULTS OF OPERATIONS

    Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1998 and 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. During the fourth quarter of fiscal 1999 the semiconductor industry began to recover from the slowdown. The recovery has continued through fiscal 2000, and as a result, the Company returned to profitable operations.

    The following table summarizes our historical results of operations as a percentage of net revenue for the fiscal years and periods indicated. The historical financial data for fiscal 1998, 1999 and 2000 were derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and the related Notes included elsewhere in this report.

                                                               FISCAL YEAR ENDED
                                                                    MAY 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Net revenue............................................   100.0%     100.0%     100.0%
Cost of revenue........................................    80.7       82.8       81.8
                                                          -----      -----      -----
Gross margin...........................................    19.3       17.2       18.2
Selling, general, administrative, and other expenses...    17.8       19.0       14.5
Restructuring and merger costs.........................     0.3        1.1         --
                                                          -----      -----      -----
Operating margin.......................................     1.2%      (2.9)%      3.7%
                                                          =====      =====      =====

    The following table shows our materials division and equipment division revenue as a percent of net revenue, together with the related gross margins:

                                                               FISCAL YEAR ENDED
                                                                    MAY 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Net revenue
  Equipment division...................................    55.1%      55.7%      50.2%
  Materials division...................................    44.9       44.3       49.8
Gross margins
  Equipment division...................................    17.4%      14.9%      15.6%
  Materials division...................................    21.6       20.1       20.9

NET REVENUE

    EQUIPMENT DIVISION. The equipment division's net revenue in fiscal 2000 was $169.4 million up $42.0 million or 33.0% from fiscal 1999. The equipment division's net revenue in fiscal 1999 was $127.4 million, down $24.2 million or 16.0% from $151.6 million in fiscal 1998. In the third and fourth quarters of fiscal 1999, as the industry began to emerge from its prolonged downturn, revenue grew sequentially by 16.2% and 6.4%, respectively. Equipment division revenue continued to grow during fiscal 2000 in all geographic regions with particularly strong growth in Europe. Shieldcare revenues represented
$3.0 million of the $42.0 million increase for fiscal 2000. The revenue declined in fiscal 1999 was primarily the result of reduced equipment sales in Europe, our largest geographic segment, and reflected the cyclical slowdown in the growth of the semiconductor industry.

    MATERIALS DIVISION. The materials division's net revenue in fiscal 2000 was $168.2 million, up $67.0 million or 66.2% from fiscal 1999. The materials division's net revenue in fiscal 1999 was $101.2 million, down $22.2 million or 18.0% from $123.4 million in fiscal 1998. Revenue grew sequentially from the two year low in the first quarter of fiscal 1999, when the industry began to emerge from its prolonged downturn, and continued to grow through fiscal 2000 in all geographic regions. Materials net revenue increases were particularly strong in Asia. The decline in net revenue in fiscal 1999 was a result of the reduced and delayed expansion and construction of semiconductor facilities and lower than expected increases in the number of wafers processed. In fiscal 1999, materials revenue was lower in all geographic areas.

GROSS MARGINS

    EQUIPMENT DIVISION. The growth in the equipment division's gross margin in fiscal 2000 was primarily due to the improvement of spare parts margins, and by the acquisition of Shieldcare for its fourth quarter margins for refurbished equipment and parts cleaning. The equipment division's gross margin declined in both fiscal 1999 and fiscal 1998. The decline in gross margin in fiscal 1999 was due principally to the lower proportion of division revenue represented by commission sales. This reflected both the closure of our United States manufacturers' representative sales business in December 1998 and the decline in equipment sales in South Korea, most of which are structured as commission sales. The decline in gross margin in fiscal 1998 was due principally to the fact that we recorded a small loss on service in fiscal 1998.

    MATERIALS DIVISION. The improvement in the materials division's gross margin in fiscal 2000 was principally due to the higher proportion of division revenue represented by commission sales. Margins for material sales in fiscal 2000 were flat when compared to fiscal 1999. The gross margin of the materials division declined in fiscal 1999. The decline was due principally to changes in product mix, increased reserves which we booked for potential inventory obsolescence and higher period costs. Gross margin was higher in fiscal 1998 as a result of changes in product mix and higher margins on materials sales in Asia.

    SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses in fiscal 2000 were $49.0 million, up $5.6 million or 12.9% from fiscal 1999. The acquisition of Shieldcare accounted for $0.5 million of the increase. SG&A expenses in fiscal 1999 were $43.4 million, down $5.6 million or 11.4% from the $49.0 million incurred in fiscal 1998. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.

    The increase in SG&A expenses in fiscal 2000 was primarily due to increases in headcount, travel and incentive plans. The decrease in SG&A expenses in fiscal 1999 was primarily the result of the reduction in headcount levels which we made to match the lower than expected levels of revenue. However, because we base our headcount levels on longer term revenue goals, we did not reduce headcount sufficiently to prevent SG&A expense from increasing as a percentage of net revenue.

    RESTRUCTURING AND MERGER COSTS. The following table summarizes the restructuring and merger costs we incurred in the years indicated.

                                                               FISCAL YEAR ENDED
                                                                    MAY 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Restructuring costs....................................    $261      $1,835      $ --
Merger costs...........................................     620         715        --
                                                           ----      ------      ----
  Restructuring and merger costs.......................    $881      $2,550      $ --
                                                           ====      ======      ====

    Restructuring costs represent primarily severance costs associated with the implementation of our new organizational structure and other reductions in headcount. During fiscal 1998, we began the transition from our organizational structure based on individual Metron subsidiaries in each country to a global organization built around our product lines in order to improve our service to our principals and customers. This organizational change allowed us to eliminate several positions in fiscal 1998 and fiscal 1999 that had been duplicated under the previous geographic organization. The restructuring costs incurred during fiscal 1998 represent termination costs for 13 employees, primarily in finance and administration. This change did not have a material impact on restructuring and merger expenses in fiscal 1998, but we incurred approximately $856,000 of charges in fiscal 1999. This represents the termination costs of 51 employees, most of whom worked in the equipment division. In February 1999, we entered into an early retirement agreement with one of our managing directors in connection with the termination of his employment agreement. To cover the entire cost of the early retirement agreement, we recorded a pre-tax charge of $979,000 in fiscal 1999.

    All the merger costs we incurred, primarily professional fees, were in connection with the acquisition of Kyser.

    OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense).

                                                       FISCAL YEAR ENDED MAY 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Foreign exchange gain..............................  $   489     $ 211     $   443
Interest income....................................      514       438       1,008
Interest expense...................................   (1,110)     (913)     (1,760)
Loss on the sale of joint ventures.................       --      (140)         --
Miscellaneous income...............................       36         7         574
                                                     -------     -----     -------
Other income (expense).............................  $   (71)    $(397)    $   265
                                                     =======     =====     =======

    We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-year period ended May 31, 2000, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

    Interest income represents primarily earnings on our available cash balances. The increase in fiscal 2000 represents primarily interest earned from the investment of our initial public offering net proceeds in short-term investments. The decrease in our interest income in fiscal 1999 is a result of lower average cash balances and of declining interest rates. Our interest expense for fiscal 2000 increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues. In fiscal 1998 and 1999, interest expense decreased year over year primarily as the result of reduced interest rates, and the reduction in average borrowings from our various overdraft facilities.

    Other income in fiscal 2000 consisted of various miscellaneous income, and the proceeds from the exercise and sale of stock warrants held in a non-related principal.

    PROVISION FOR INCOME TAXES. In fiscal 2000, our effective income tax rate was 38.0% on a pretax profit of approximately $12.5 million. The rate was higher than The Netherlands statutory tax rate of 35% primarily due to an additional assessment in Germany stemming from the restructuring in fiscal 1997 of our German subsidiary's Italian branch, and an increase in goodwill amortization, a non deductible expense, which resulted from our acquisition of Shieldcare. The effective income tax rate in fiscal 1999 was a benefit of 32.8% on a pretax loss of approximately $6.7 million.

    In July 2000, the German government unexpectedly decreased the income rate for corporations from 51.9% to 38.2%. The rate reduction will require the Company to reduce its deferred tax asset associated with temporary differences and the carryforward of net operating losses for our German subsidiary. In our first quarter of fiscal 2001 we estimate we will incur an additional deferred income tax expense of approximately $340,000, for the reduction of the deferred tax asset. The reduced future cash tax benefits resulting from the reduced German rate will be largely offset by tax cash savings in the United States arising from the sales of employee stock option shares.

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

Our working capital, current assets less current liabilities, at May 31, 2000 was $54.4 million as compared to $22.6 million at May 31, 1999. Our current ratio, current assets divided by current liabilities, was 1.5 at May 31, 2000 and 1.4 at May 31, 1999.

OPERATING ACTIVITIES.

    Cash flows used in operating activities in fiscal 2000 were $5.7 million, primarily as the result of a net increase of $6.3 million of accounts receivables over accounts payable including accounts payable classified as amounts due to affiliates. The net total of items which did not affect operating cash flows increased to $5.7 million in fiscal 2000 compared to $4.8 million in fiscal 1999. The significant increase in accounts receivable of $39.3 million reflect our increased revenues for fiscal 2000 particularly in the fourth quarter when accounts receivable grew by $19.4 million.

    Cash flows used for operating activities in fiscal 1999 were $3.0 million, and were largely due to Metron's net loss of $4.5 million. In fiscal 1999, the net total of items which did not affect operating cash flows increased to $4.8 million. The increase was principally due to the fact that we provided additional reserves against inventory purchased for customers in Asia who subsequently deferred or canceled their orders, and provided a reserve against a receivable from a customer in Europe who filed for bankruptcy. The net effect of changes in assets and liabilities in fiscal 1999 was approximately
$3.2 million. A significant reduction in receivables caused by the reduction in revenue was offset by reductions in accounts payable and amounts due to affiliates. The decline in equipment revenue in fiscal 1999 also caused a significant reduction in the amounts deferred for installation and warranty.

    Cash flows from operating activities in fiscal 1998 were $1.1 million. The net total of items which did not affect operating cash flows, $4.1 million, was offset by net changes in assets and liabilities of a similar amount. As a result, the $1.1 million of cash flows from operating activities in fiscal 1998 were approximately equal to net income.

INVESTING ACTIVITIES.

    During fiscal 2000, we invested $9.7 million of net cash to acquire all the common shares of Shieldcare Ltd., and invested $0.7 million in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. Additionally, we contributed an additional $0.1 million to maintain our 50% interest in our joint venture, Metron Atkins Partnership Limited ("MAP").

    During fiscal 1999, through our wholly-owned subsidiary Metron Technology (United Kingdom) Ltd. we formed MAP, a joint venture with WS Atkins Plc., a publicly traded provider of engineering and facilities maintenance services around the world. MAP makes available the services of both joint venturers to the semiconductor industry and coordinates the supply of services from others. These services include the design and engineering of manufacturing facilities changes, facilities management and comprehensive technical support.

    In fiscal 1998, we contributed $0.5 million to increase our investment in FSI-CME, a joint venture with FSI in Europe, and invested $0.6 million to purchase a 35% interest in a new Korean joint venture with FSI called FSI-CMK. In February 1999, we sold our interests in these joint ventures to FSI for $2.5 million.

    Our capital expenditures for property, plant and equipment totaled
$3.5 million for fiscal 2000, $1.4 million for fiscal 1999 and $4.0 million for fiscal 1998. Most of our capital expenditures are for leasehold improvements and computer and communications equipment. We expect that our total capital expenditures in fiscal 2001 will be about $9.6 million, of which $4.2 million pertains to the establishment of a parts cleaning facility in Singapore, and $1.9 million pertains to the initial phase of a new operations management information system. We estimate the costs of the new management information system could total $4.0 to $5.0 million over a 24 to 36 month period. At May 31, 2000, we had commitments to spend approximately $52.7 million for the purchase of equipment, materials and spare parts for resale.

FINANCING ACTIVITIES.

    In November 1999 we completed our initial public offering with the issuance of 2,300,000 common shares, and in December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriters' over-allotment option. We received net proceeds of $33.3 million, and invested the majority of the proceeds in short-term securities. In fiscal 2000, we also received
$1.1 million from the exercise of stock options by our employees. During the fiscal 1999 and 1998, we satisfied our funding requirements principally from internally generated funds and our various borrowing facilities. In fiscal 1999, we repurchased common shares from two employee shareholders for a total of $1.2 million pursuant to the Amended and Restated Buy and Sell Agreement.

    We expect that the net proceeds from the initial public offering will be sufficient to meet our anticipated needs for working capital both in the short-term and the long-term. We do not anticipate that we will need to raise additional capital to permit us to conduct our operations in the ordinary course of business. However, we may need to raise additional capital for significant acquisitions or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. Our future growth, including potential acquisitions, may require additional external financing, and from time to time we may need to raise additional funds through public or private sales of equity and/or additional borrowings. If we are unable to obtain this additional funding, we might have to curtail our expansion plans. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

    The following table summarizes our material borrowing facilities as of May 31, 2000:

                                                       U.S. $
                                                     EQUIVALENT     AMOUNT                    RECENT
                                                      FACILITY     CURRENTLY     AMOUNT      INTEREST
LENDER                                                 AMOUNT     OUTSTANDING   AVAILABLE      RATE
------                                               ----------   -----------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Compass Bank.......................................    $ 8,500      $ 7,706      $  794            8.0%
Silicon Valley Bank................................      4,000          370       3,630           9.75%
Deutsche Bank......................................      3,805          805       3,000            7.5%
Royal Bank of Scotland.............................      3,016        2,896         120            7.4%
ING Bank...........................................      1,055          619         436            4.8%
All Others.........................................      3,563        1,971       1,592     3.4 to 6.9%
                                                       -------      -------      ------
Total..............................................    $23,939      $14,367      $9,572
                                                       =======      =======      ======

    YEAR 2000 IMPLICATIONS

    The year 2000 problem arises because many older computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs cannot distinguish between 20th and 21st century dates, which may cause errors in information or system failures. In addition, these systems and programs were not designed to recognize the year 2000 as a "leap" year. To date we have not experienced significant incidents relating to the date rollover to the 21st century or for the leap year.

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

    MARKET RISK

    At May 31, 2000 we had aggregate forward exchange contracts in various currencies as follows:

                                                                        WEIGHTED
      CONTRACT                                                          AVERAGE
       AMOUNT                                                           EXCHANGE
        US $                     BUY                     SELL             RATE     FAIR VALUE   EXPIRATION DATE
---------------------   ----------------------  ----------------------  --------   ----------   ---------------
     $2,500,000         --                      Italian Lira            2130.50    $ 122,000    June 2000
     $1,900,000         --                      French Francs              6.76     (557,000)   August 2000
     $2,997,000         Japanese Yen            --                       105.48      (29,000)   October 2000
     $2,240,000         Israel Shekel           --                         4.07      227,000    March 2001
     $1,000,000         Deutsch Mark            --                         2.10        1,000    August 2000
     $  698,000         Japanese Yen            French Francs             14.99      (35,000)   June 2000
                                                                                   ---------
                                                                                   $(271,000)
                                                                                   =========

    The building mortgage with the Royal Bank of Scotland plc interest rate comprises a variable LIBOR rate, a fixed rate of 1.5%, and a regulatory bank charge. In May 1996 the Company entered into an interest rate swap, expiring June 2001, to convert the variable LIBOR portion of the interest rate to a fixed interest rate of 7.72%. The interest rates at May 31, 1999 and 2000 for the mortgage were 6.87% and 7.77%, respectively, while the interest rate for the swap was 9.24% for both years. At May 31, 2000, the notional amount for the interest rate swap was $761,000 and its estimated fair value was a liability of $11,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See information/discussion appearing under the subcaption "Market Risk" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
Report of Independent Accountants...........................     33
Consolidated Statements of Income for the years ended May
  31, 1998, 1999 and 2000...................................     34
Consolidated Balance Sheets as of May 31, 1999 and 2000.....     35
Consolidated Statements of Cash Flows for the years ended
  May 31, 1998, 1999 and 2000...............................     36
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 1998, 1999
  and 2000..................................................     37
Notes to Consolidated Financial Statements..................     38

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Metron Technology N.V.:

    We have audited the accompanying consolidated balance sheets of Metron Technology N.V. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metron Technology N.V. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Mountain View, California
July 6, 2000

                             METRON TECHNOLOGY N.V.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net revenue.................................................  $275,024   $228,618   $337,551
Cost of revenue.............................................   222,028    189,295    276,085
                                                              --------   --------   --------
Gross profit................................................    52,996     39,323     61,466
Selling, general, administrative, and other expenses........    48,997     43,391     49,029
Restructuring and merger costs..............................       881      2,550         --
                                                              --------   --------   --------
Operating income (loss).....................................     3,118     (6,618)    12,437
Equity in net income (loss) of joint ventures...............      (497)       267       (206)
Other income (expense), net.................................       (71)      (397)       265
                                                              --------   --------   --------
Income (loss) before income taxes...........................     2,550     (6,748)    12,496
Provision (benefit) for income taxes........................     1,448     (2,214)     4,744
                                                              --------   --------   --------
Net income (loss)...........................................  $  1,102   $ (4,534)  $  7,752
                                                              ========   ========   ========

Earnings (loss) per common share
  Basic.....................................................  $   0.11   $  (0.44)  $   0.66
  Diluted...................................................  $   0.10   $  (0.44)  $   0.60

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                             METRON TECHNOLOGY N.V.

                          CONSOLIDATED BALANCE SHEETS

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $10,601    $ 22,911
Short-term investments......................................       --       3,249
Accounts receivable, net of allowance for doubtful accounts
  of $1,312, and $685, respectively.........................   42,150      82,433
Loan to officer/shareholder.................................       63         265
Inventories, net............................................   24,079      40,445
Prepaid expenses and other current assets...................   10,063      10,458
                                                              -------    --------
    Total current assets....................................   86,956     159,761
Property, plant, and equipment, net.........................    8,152      10,253
Intangible assets, net......................................    2,572       9,758
Long term investments.......................................      185         827
Other assets................................................    1,760         770
                                                              -------    --------
    Total Assets............................................  $99,625    $181,369
                                                              =======    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $21,507    $ 30,489
Amounts due affiliates......................................   13,125      38,372
Accrued wages and employee-related expenses.................    5,304       7,634
Deferred revenue for installation and warranty..............    4,611       5,247
Short term borrowings and current portion of long-term
  debt......................................................   11,086      13,140
Amounts payable to shareholders.............................    1,016         204
Other current liabilities...................................    7,677      10,288
                                                              -------    --------
    Total current liabilities...............................   64,326     105,374
Long-term debt, excluding current portion...................    1,141       1,227
Deferred credits and other long-term liabilities............    2,230       2,253
                                                              -------    --------
    Total liabilities.......................................   67,697     108,854
                                                              -------    --------
Commitments.................................................       --          --
Common shares subject to Buy-Sell Agreement.................    1,973          --
                                                              -------    --------
Shareholders' Equity:
  Preferred shares, par value NLG 0.96; Authorized:
    10,000,000 shares; Issued and outstanding: none.........       --          --
  Common shares and additional paid-in capital, par value
    NLG 0.96;
    Authorized: 40,000,000 shares
    Issued: 10,385,268 and 13,469,895 shares, respectively
    Outstanding: 10,104,261 and 13,188,888 shares,
      respectively..........................................    3,030      39,517
  Retained earnings.........................................   30,186      37,938
  Cumulative other comprehensive loss.......................   (3,130)     (4,809)
  Treasury shares; 281,007 shares...........................     (131)       (131)
                                                              -------    --------
    Total shareholders' equity..............................   29,955      72,515
                                                              -------    --------
    Total Liabilities and Shareholders' Equity..............  $99,625    $181,369
                                                              =======    ========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                             METRON TECHNOLOGY N.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from (used for) operating activities:
  Net income (loss).........................................  $ 1,102    $(4,534)   $  7,752
Adjustments to reconcile net income (loss) for items
  currently not affecting operating cash flows:
    Pooling adjustment relating to acquisition of T.A. Kyser
      Co....................................................     (185)        --          --
    Depreciation and amortization...........................    2,911      3,047       2,754
    Provision for inventory valuation and bad debts.........    1,701      2,781       1,948
    Deferred income taxes...................................   (1,152)    (1,157)        900
    Amortization of deferred compensation expense...........      245        275          --
    Equity in net (income) loss of joint ventures...........      497       (267)        206
    (Gain) loss on disposition of assets....................       80        126         (75)
    Changes in assets and liabilities:
      Accounts receivable...................................   (5,779)    10,003     (39,288)
      Loan to officer/shareholder...........................       --         --        (202)
      Inventories...........................................   (3,309)       (21)    (17,216)
      Prepaid expenses and other current assets.............   (1,123)      (904)       (183)
      Accounts payable......................................    1,246     (5,126)      7,760
      Amounts due affiliates................................    6,089     (5,000)     25,246
      Accrued wages and employee-related expenses...........     (378)      (412)      1,680
      Deferred revenue for installation and warranty........      (16)    (2,613)        636
      Other current liabilities.............................     (802)       832       2,418
                                                              -------    -------    --------
        Net cash flows from (used for) operating
          activities........................................    1,127     (2,970)     (5,664)
                                                              -------    -------    --------
Cash flows (used for) from investing activities:
    Additions to property, plant, and equipment.............   (3,966)    (1,369)     (3,460)
    Proceeds from the sale of property, plant, and
      equipment.............................................       66        334         768
    Equity investment in joint ventures.....................   (1,109)        --        (848)
    Proceeds from the sale of equity investment in joint
      ventures..............................................       --      2,510          --
    Payment for the purchase of Shieldcare, net of cash
      acquired..............................................       --         --      (9,685)
    Other assets............................................      (90)      (418)        321
    Deferred credits and other long-term liabilities........      254        283        (196)
                                                              -------    -------    --------
        Net cash flows (used for) from investing
          activities........................................   (4,845)     1,340     (13,100)
                                                              -------    -------    --------
Cash flows (used for) from financing activities:
    Purchases of short-term investments.....................       --         --     (33,359)
    Sale of short-term investments..........................       --         --      30,110
    Increase (decrease) in short-term borrowings............   (1,522)     2,377       1,652
    Proceeds from issuance of long-term debt................       40        120         185
    Principal payments on long-term debt....................     (283)      (323)       (309)
    Amounts payable to shareholders.........................       --      1,582          --
    Principal payments on indebtedness to officer and
      shareholders..........................................     (342)       (76)       (874)
    Purchase of treasury stock..............................     (469)    (1,152)         --
    Proceeds from issuance of common and treasury shares....      200         15      34,514
                                                              -------    -------    --------
        Net cash flows (used for) from financing
          activities........................................   (2,376)     2,543      31,919
                                                              -------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (553)      (699)       (845)
                                                              -------    -------    --------
Net change in cash and cash equivalents.....................   (6,647)       214      12,310
Beginning cash and cash equivalents.........................   17,034     10,387      10,601
                                                              -------    -------    --------
Ending cash and cash equivalents............................  $10,387    $10,601    $ 22,911
                                                              =======    =======    ========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                             METRON TECHNOLOGY N.V.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                    COMMON
                                  SHARES AND
                                  ADDITIONAL                               CUMULATIVE
                                PAID-IN CAPITAL                               OTHER
                              -------------------   TREASURY   RETAINED   COMPREHENSIVE     DEFERRED                COMPREHENSIVE
                               SHARES     AMOUNT     SHARES    EARNINGS       LOSS        COMPENSATION    TOTAL     INCOME (LOSS)
                              --------   --------   --------   --------   -------------   ------------   --------   -------------
Balances at May 31, 1997....   10,391    $ 3,273     $  (5)    $34,642       $  (952)        $(559)      $36,399
Net income..................                                     1,102                                     1,102       $ 1,102
Kyser pooling adjustment....                                      (185)                                     (185)
Foreign translation
  adjustment................                                                  (1,453)                     (1,453)       (1,453)
Amortization of deferred
  compensation..............                 (38)                                              284           246
Release of rights under Buy-
  Sell Agreement............                 209                                                             209
Purchase of treasury
  shares....................      (75)      (463)       (6)                                                 (469)
Issuance of shares:
  For cash..................        7         75                                                              75
  Stock option exercises....       45        121         4                                                   125
                               ------    -------     -----     -------       -------         -----       -------       -------
Balances at May 31, 1998....   10,368      3,177        (7)     35,559        (2,405)         (275)       36,049       $  (351)
                                                                                                                       =======
Net loss....................                                    (4,534)                                   (4,534)      $(4,534)
Foreign translation
  adjustment................                                                    (725)                       (725)         (725)
Amortization of deferred
  compensation..............                                                                   275           275
Release of rights under Buy-
  Sell Agreement............                  27                                                              27
Purchase of treasury
  shares....................     (266)      (189)     (124)       (839)                                   (1,152)
Issuance of shares:
  Stock option exercises....        2         15                                                              15
                               ------    -------     -----     -------       -------         -----       -------       -------
Balances at May 31, 1999....   10,104      3,030      (131)     30,186        (3,130)           --        29,955       $(5,259)
                                                                                                                       =======
Net income..................                                     7,752                                     7,752       $ 7,752
Foreign translation
  adjustment................                                                  (1,679)                     (1,679)       (1,679)
Release of rights under Buy-
  Sell Agreement............               1,973                                                           1,973
Issuance of shares:
  Initial public offering...    2,863     33,406                                                          33,406
  Stock option exercises....      222      1,108                                                           1,108
                               ------    -------     -----     -------       -------         -----       -------       -------
Balances at May 31, 2000....   13,189    $39,517     $(131)    $37,938       $(4,809)        $  --       $72,515       $ 6,073
                               ======    =======     =====     =======       =======         =====       =======       =======

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                             METRON TECHNOLOGY N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Metron Technology N.V. ("Metron" or "the Company") is a holding company organized under the laws of The Netherlands. Metron and its subsidiaries are engaged in the marketing, sale and service of semiconductor equipment and materials support in Europe, Asia and the United States. The majority of Metron's revenue is derived from sales of materials and equipment. The Company's principal subsidiaries include: Metron Technology (Deutschland) GmbH, Metron Technology (United Kingdom) Ltd., Metron Technology (France) EURL, Metron Technology (Italy) S.r.l., Metron Technology (Benelux) B.V., Metron Technology (Israel) Ltd., Metron Technology (Asia) Ltd., Metron Technology (Hong
Kong) Ltd., T.A. Kyser Co. (a Nevada corporation), and Metron Technology Corporation (a California corporation).

    In July 1998, the Company issued common shares in exchange for substantially all of the outstanding capital stock of T.A. Kyser Co ("Kyser"), which was engaged in the marketing and sale of semiconductor materials. The transaction has been treated as a pooling of interests. Consequently, the Company's consolidated financial statements have been restated to include the accounts and operations of Kyser for all reported periods prior to the merger.

    On March 3, 2000 Metron Technology (United Kingdom) Limited, a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Limited, a privately held company incorporated in Scotland. All of Shieldcare's common shares were acquired for cash. The transaction has been accounted for as a purchase, and accordingly, the results of operations of Shieldcare have been included in the Company's consolidated financial statements from March 3, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

    The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States. Certain prior period items have been reclassified to conform with the current year format. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future results may differ from these estimates.

    PRINCIPLES OF CONSOLIDATION

    The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION

    Equipment and other product sales are recognized on the shipment of goods to customers. The Company defers the revenue associated with its installation and warranty obligations. The deferred revenue is recognized ratably over the applicable installation and warranty periods. Service revenue is recognized in the periods the services are rendered to customers.

    COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) consists of revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended

May 31, 1998, 1999, and 2000, the Company had one item of other comprehensive loss related to the foreign currency translation adjustment.

    EARNINGS PER SHARE

    Basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were exercised into common shares. For all years presented the reported net income
(loss) was used in the computation of basic and diluted earnings per common share.

    A reconciliation of the shares used in the computation follows:

                                                            YEAR ENDED MAY 31
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
                                                          (SHARES IN THOUSANDS)
Shares used for basic earnings per common share.....   10,369     10,325     11,675
Shares used for stock options having a dilutive
  effect............................................      743         --      1,221
                                                       ------     ------     ------
Shares used for diluted earnings per common share...   11,112     10,325     12,896
                                                       ======     ======     ======

    Securities excluded from diluted earnings per share for fiscal years 1999 and 2000, as their effect was anti-dilutive, amounted to 1,944,348 and 574,800 options to purchase the Company's common stock with a weighted-average exercise price of $5.41 and $17.03, respectively. Excluded securities could potentially dilute basic earnings per share in the future. No securities were excluded in 1998.

    CASH EQUIVALENTS

    Cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase.

    SHORT-TERM INVESTMENTS

    The Company classifies all of its short-term investments as available-for-sale securities. These securities mature within one year, and consist primarily of municipal and money market fund securities. The securities are reported at fair value with net unrealized gains or losses reported as other comprehensive income in shareholders equity. To date unrealized gains or losses have been insignificant. Realized gains and losses are recorded based on specific identification.

    INVENTORIES

    Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out basis) or net realizable value. Provision is made for slow-moving and obsolete items.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    Metron Technology N.V., Metron Technology (Asia) Ltd., and Metron Technology (Hong Kong) Ltd. maintain their books in their respective local currencies, but their functional currency is the U.S. dollar. Accordingly, the gains and losses from the re-measurement of these financial statements into US dollars are included in current results of operations. The functional currency for each of the Company's other subsidiaries is the applicable local currency. The translation from foreign currencies to U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Translation gains or losses are included in "Cumulative other comprehensive loss" within shareholders' equity.

    FINANCIAL INSTRUMENTS AND CREDIT RISK

    The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable.

    The Company sells its products and services principally to leading well established semiconductor companies. Credit risk is concentrated in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company has had write-offs of accounts receivable, and based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, believes it has adequately provided for potential losses, which have been within management's expectations.

    The Company attempts to reduce its exposure arising from foreign currency fluctuations by matching the maturities of foreign currency assets and liabilities, mainly accounts receivable and accounts payable. Metron enters into forward exchange contracts that are designated to hedge differences existing between foreign currency assets and liabilities. Any gains or losses on these contracts are recognized in the income statement, and generally offset the resulting gains and losses on the related balance sheet items. Metron also uses forward exchange contracts that are designated to hedge firm purchase commitments. Any unrealized gains or losses are deferred and realized gains or losses adjust the carrying basis of assets acquired, principally inventory.

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. Depreciation is determined primarily by the straight-line method over the estimated useful life of the related asset or the lease term if applicable, as follows:

Buildings and leasehold improvements........................  10 - 50 years
Machinery, equipment, vehicles and fixtures.................  3 - 17 years

    Land is not depreciated. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Repair and maintenance costs are capitalized only if they extend the useful life of the related asset. The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and disposition. Where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of an asset. No impairment of property, plant, and equipment has been recognized as of May 31, 2000.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, representing the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is amortized in selling, general, administrative, and other expenses over ten years, using the straight-line method. The Company periodically reviews intangible assets for recoverability using an undiscounted cash flow approach to assess if there is impairment. If the undiscounted cash flows are less than the carrying value, impairment is measured by the excess of the carrying value over the undiscounted cash flows.

    LONG-TERM INVESTMENTS

    The Company uses the equity method to account for its investment in Metron Atkins Partnership Limited ("MAP"), because it has the ability to exercise significant influence over the operating and financial policies of MAP; however, the Company does not control MAP. The Company uses the cost method to account for its investment in Abeto GmbH, and has no influence on its operating and financial policies.

    INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under this method deferred income taxes are provided to reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and of operating loss and tax credit carryforwards.

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    DEFERRED REVENUE FOR WARRANTY AND INSTALLATION

    Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years and defers the portion of equipment revenue associated with its estimate of installation and warranty obligations. Deferred revenue includes both the estimated cost of fulfilling the obligations for installation and warranty and the related profit.

    COMMON SHARES SUBJECT TO BUY-SELL AGREEMENT

    The Company has reflected under the caption "Common shares subject to Buy-Sell Agreement" the value as of the date of original issuance of the common shares subject to put rights at the effective date of the Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement") in the consolidated balance sheets at May 31, 1999. With the consummation of the initial public offering, the Buy-Sell Agreement was terminated and the value ascribed to the put rights was reclassified to shareholders' equity as common shares.

    ACCOUNTING FOR STOCK OPTIONS

    The Company uses the intrinsic value-based method to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 123--"Accounting for Stock Based Compensation."

2.  ACQUISITIONS

    On July 13, 1998, pursuant to an Agreement and Plan of Merger and Reorganization ("Merger Agreement") dated as of June 12, 1998, the Company acquired substantially all the outstanding shares of Kyser. Under the terms of the Merger Agreement, each outstanding share of Kyser's common stock acquired was converted into 16.5 shares of the Company's common shares. Accordingly, the Company issued 1,572,453 new common shares to the shareholders of Kyser. The merger has been accounted for as a pooling of interests. There were no transactions between the Company and Kyser prior to the combination. In conjunction with the merger, Kyser changed its fiscal year end to coincide with Metron's.

    Since Kyser's 1997 fiscal year end differed from Metron, the operations of fiscal 1998 for Metron was combined with Kyser's ten month period ended May 31, 1998 and its two-month period July 31, 1997. Accordingly, the net income of Kyser for the two-month period ended July 31, 1997 is deducted from retained earnings. Total revenues and net income previously reported by the separate enterprises for the year ended May 31, 1998 prior to the acquisition were as follows:

(Dollars in thousands)
Total revenues:
  Metron....................................................  $224,913
  Kyser.....................................................    50,111
                                                              --------
                                                              $275,024
                                                              ========
Net income:
  Metron....................................................  $    414
  Kyser.....................................................       688
                                                              --------
                                                              $  1,102
                                                              ========

    On March 3, 2000 Metron Technology (United Kingdom) Limited, a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Limited, a privately held company incorporated in Scotland. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD). Metron intends to use the assets acquired in the transaction to continue the operations of Shieldcare.

    All of Shieldcare's common shares were acquired for cash of approximately $10,133,000. The transaction has been accounted for as a purchase, and accordingly, the results of operations of Shieldcare have been included in the Company's consolidated financial statements from March 3, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7,804,000 has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

    The following unaudited pro forma financial information presents the combined results of operations of Shieldcare and the Company as if the acquisition had occurred as of the beginning of fiscal year 1999, after giving effect for the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Shieldcare and the Company constituted a single entity during the past two fiscal years.

                                                          YEARS ENDED MAY 31
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                              (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue.............................................  $233,877   $342,493
Net income (loss).......................................  $ (4,594)  $  6,883
Earnings (loss) per common share
  Basic.................................................  $  (0.44)  $   0.59
  Fully diluted.........................................  $  (0.44)  $   0.53

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                  MAY 31
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Land......................................................  $   917    $   838
Buildings and leasehold improvements......................    4,056      5,588
Machinery, equipment, vehicles, and fixtures..............   13,141     15,624
                                                            -------    -------
                                                             18,114     22,050
Less accumulated depreciation.............................    9,962     11,797
                                                            -------    -------
Net property, plant and equipment.........................  $ 8,152    $10,253
                                                            =======    =======

    Depreciation expense relating to property, plant and equipment for the years ended May 31, 1998, 1999, and 2000 was $2,474,000, $2,617,000, and $2,129,000,
respectively.

4.  LONG-TERM INVESTMENTS

    The Company's long-term investments were as follows:

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
MAP.........................................................    $185       $139
Abeto GmbH..................................................      --        688
                                                                ----       ----
Long-term investments.......................................    $185       $827
                                                                ====       ====

    In February 1999, the Company sold its interests in FSI-CME and FSI-CMK to FSI International, Inc. ("FSI"). Proceeds from the sale of the Company's interests in FSI-CME and FSI-CMK amounted to $2,200,000 and $310,000, respectively. The Company recorded a gain on the sale of its interest in FSI-CME of $123,000 and a loss on the sale of its interest in FSI-CMK of $263,000.

    During fiscal year 1999, Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company and WS Atkins Plc. formed a 50/50 joint venture Metron Atkins Partnership Limited ("MAP"). MAP provides services to the semiconductor industry including but not limited to design and engineering of manufacturing facilities, facilities management, and comprehensive technical support.

    During May 2000 the Company acquired approximately a 16% interest in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry.

    Condensed combined financial information for the unconsolidated investments accounted for under the equity method were as follows:

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Total assets................................................  $ 3,771     $ 505
Total liabilities...........................................   (3,400)     (227)
                                                              -------     -----
Total shareholders' equity..................................      371       278
Other shareholder's share of equity.........................     (186)     (139)
                                                              -------     -----
Investment in MAP...........................................  $   185     $ 139
                                                              =======     =====

                                                            YEAR ENDED MAY 31
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Operating income (loss).............................  $(1,804)    $1,605     $(556)
Net income (loss)...................................  $  (995)    $  705     $(412)
Metron's share of net income (loss).................  $  (437)    $  319     $(206)
Amortization of goodwill and other intangible
  items.............................................      (60)       (52)       --
                                                      -------     ------     -----
Equity in net income (loss) of joint ventures.......  $  (497)    $  267     $(206)
                                                      =======     ======     =====

5.  SHORT-TERM BORROWINGS AND DEBT

    Short-term borrowings consist of the following:

                                                                  MAY 31
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Lines of credit...........................................  $ 7,669    $ 8,276
Short-term credit facilities..............................    3,168      4,617
Current portion of long-term debt.........................      249        247
                                                            -------    -------
Short-term borrowings and current portion of long-term
  debt....................................................  $11,086    $13,140
                                                            =======    =======

    Certain subsidiaries of the Company have line of credit facilities with banks. The lines of credit provide borrowings not to exceed an aggregate of the lesser of $12,500,000 or a borrowing base based on certain assets. Assets of the subsidiaries collateralize the lines of credit. The interest rates for the lines of credit ranged from 0.3% to 2.5% above LIBOR averaged 7.43% at May 31, 2000 and ranged from 8.66% to 9.75%. One line of credit is also subject to the maintenance of certain financial ratios and minimum levels of tangible net worth. The Company has guaranteed the credit facilities.

    The Company and its subsidiaries have short-term credit facilities in various currencies with a number of banks. Weighted average interest rates on the outstanding facilities at May 31, 1999 and 2000 were 6.6% and 6.3%, respectively. Certain assets of subsidiaries of the Company collateralize the facilities. At May 31, 2000, the total amount available and unutilized under the Company's short-term borrowings was approximately $9,572,000. The Company and its subsidiaries have guaranteed certain short-term credit facilities.

    Long-term debt consists of the following:

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Building mortgage with The Royal Bank of Scotland plc with
  an interest rate of 9.24% until June 2001, and thereafter
  at LIBOR plus 1.5% per annum until maturity. Principal and interest are payable in quarterly installments through
  April 2006. The mortgage is also subject to the
  maintenance of certain financial ratios and minimum levels
  of tangible net worth.....................................   $  953     $  773
Note payable to shareholder for purchase of retired treasury shares. The note has an interest rate of 6.65%, payable in annual installments until July 2002, and is collateralized
  by an ESOP bond...........................................      248        186
Various notes maturing through August 2005; interest rates
  ranging from 3.4% to 5.8%.................................      251        577
                                                               ------     ------
                                                                1,452      1,536
Less current portions:
  Note payable to shareholder...............................       62         62
  Long-term debt............................................      249        247
                                                               ------     ------
Long-term debt..............................................   $1,141     $1,227
                                                               ======     ======

    Future fiscal year ("FY") annual maturities of long-term debt are as follows: FY2001, $309,000; FY2002, $346,000; FY2003, $316,000; FY2004, $195,000;
FY2005, $152,000 and thereafter, $218,000.

6.  RESTRUCTURING AND MERGER COSTS

    The following table summarizes the restructuring and merger costs incurred for fiscal years 1998, 1999, and 2000.

                                                                    YEAR ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Restructuring costs.........................................    $261      $1,835      $ --
Merger costs (primarily professional fees) associated with
  the acquisition of Kyser..................................     620         715        --
                                                                ----      ------      ----
Restructuring and merger costs..............................    $881      $2,550      $ --
                                                                ====      ======      ====

    Restructuring costs are comprised primarily of severance costs and the early retirement agreement ("ERA") associated with the implementation of the Company's new organizational structure and other reductions in headcount. During fiscal year 1998, Metron began the transition from an organizational structure based on geography to a global organization built around the Company product lines. The restructuring costs incurred during fiscal 1998 represent termination costs for 13 employees, primarily in finance and administration. In fiscal 1999, approximately $856,000 pertains to the change in the organization and represents the termination costs of 51 employees, most of whom worked in the equipment division.

    In February 1999, the Company entered into an early retirement agreement ("the ERA") with one of its managing directors in connection with the termination of his employment agreement, who had a lifetime employment agreement with the Company. To cover the entire cost of the ERA, the Company recorded a pre-tax charge of $979,000 in fiscal year 1999. Under the terms of the ERA, the Managing Director resigned from his employment, and the Company agreed to pay him a portion of his salary for the years remaining until he is eligible to retire under the terms of his employment agreement. The Company also agreed to provide him with certain other benefits. The present value of remaining obligation discounted at an interest rate of 6.0% is $605,000 at May 31, 2000 of which $142,000, the current portion, is included in amounts payable to shareholders with the remainder included in deferred credits and other long-term liabilities. The ERA is payable monthly until March 2005.

7.  RELATED PARTIES

    Two of Metron's shareholders, Entegris and FSI, each own approximately 20.4% of the outstanding shares of the Company. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 1998, 1999 and 2000 such purchases totaled approximately $83,400,000, $65,300,000, and $103,700,000, respectively. At May 31, 1999 and
2000, amounts payable to these affiliates were $13,125,000 and $38,372,000, respectively. In addition, the Company received commissions from these shareholders for sales made to certain Asian customers. For the years ended
May 31, 1998 and 1999 such commissions totaled approximately $316,000 and $7,000, respectively. No commissions were received in fiscal 2000. At May 31, 1999 and 2000, amounts receivable from these shareholders were $168,000 and $199,000, respectively.

8.  INCOME TAXES

    The domestic and foreign components of income (loss) before taxes for each year ended May 31 are as follows:

                                                                   YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
The Netherlands.............................................  $   502    $  (792)   $ 1,791
Other countries:
  France....................................................      (91)    (2,283)     2,090
  Singapore.................................................      (16)       400      2,045
  Italy.....................................................     (314)      (493)     1,870
  United States.............................................    3,476        700      1,809
  United Kingdom............................................      764        553      1,304
  Taiwan....................................................      853       (257)     1,056
  Germany...................................................   (1,374)    (2,937)       845
  Korea.....................................................   (1,460)    (1,246)    (1,081)
  All other countries.......................................      210       (393)       767
                                                              -------    -------    -------
Income (loss) before income taxes...........................  $ 2,550    $(6,748)   $12,496
                                                              =======    =======    =======

    The components of income tax expense (benefit) for each year ended May 31 are as follows:

                                                                   YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CURRENT:
  The Netherlands...........................................  $   117    $  (207)    $  617
  Other countries:
    France..................................................       12       (751)       812
    Singapore...............................................       31        247        730
    Italy...................................................      (20)        27        762
    United States...........................................    1,735       (129)       751
    United Kingdom..........................................      395       (132)       538
    Taiwan..................................................      180          1        293
    All other countries.....................................      130       (114)       530
                                                              -------    -------     ------
  Current tax...............................................    2,580     (1,058)     5,033
                                                              -------    -------     ------
DEFERRED:
  The Netherlands...........................................       --         --         --
  Other countries:
    France..................................................      (19)       225       (459)
    Singapore...............................................       (9)      (318)      (276)
    United States...........................................     (223)       552         89
    Germany.................................................     (723)    (1,557)       796
    All other countries.....................................     (158)       (58)      (439)
                                                              -------    -------     ------
  Deferred tax..............................................   (1,132)    (1,156)      (289)
                                                              -------    -------     ------
Total income taxes..........................................  $ 1,448    $(2,214)    $4,744
                                                              =======    =======     ======

    At May 31, 2000, the Company had $5,808,000 in net operating loss carryforwards, which represented approximately $1,992,000 of tax benefit, which may be carried forward for periods ranging from 5 years to indefinitely.

    Significant components of the Company's deferred tax assets and liabilities are set forth below.

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Deferred tax assets:
  Deferred revenue for installation and warranty............   $  251     $  464
  Account receivable and inventory provisions...............      942      1,122
  Unrealized foreign currency losses........................      923        115
  Accruals deductible when paid.............................    1,168      2,138
  Net operating loss carryforwards and other items..........    3,264      1,992
                                                               ------     ------
                                                                6,548      5,831
Less: Valuation allowance...................................    2,506      1,673
                                                               ------     ------
                                                                4,042      4,158
Deferred tax liabilities....................................       68        289
                                                               ------     ------
Net deferred tax assets recorded in consolidated balance
  sheets....................................................   $3,974     $3,869
                                                               ======     ======

    Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the years ended May 31, 1998, 1999, and 2000 was an increase (decrease) of $1,412,000, $250,000, and ($833,000), respectively.

    Differences between the statutory income tax rate of The Netherlands and the Company's effective income tax rate are reconciled as follows:

                                                                       YEARS ENDED MAY 31
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
Statutory income tax rate...................................    35.1%        (35.0)%        35.0%
Increase (decrease) in taxes resulting from:
  Tax rate differential in other countries..................   (15.9)         (6.5)         (3.2)
  Current year net operating losses for which no benefit is
    recognized..............................................    37.6          17.0           4.5
  Utilization of prior year net operating losses for which
    no benefit was previously recognized....................    (7.4)         (2.3)         (6.0)
  Prior taxes assessed in current year......................      --            --           2.6
  Amortization of goodwill..................................     6.9           2.5           1.9
  All other.................................................      .5          (8.5)          3.2
                                                               -----         -----          ----
Effective income tax rate...................................    56.8%        (32.8)%        38.0%
                                                               =====         =====          ====

9.  CAPITAL STOCK

    CHANGES IN CAPITAL SHARES

    During 1998, the Company amended and restated its Articles of Association to include, among other things, changes in the par value and in the number of authorized shares of its common stock. The Company increased the par value of its common shares from NLG 0.24 to NLG 0.96, and issued one new share for each 2 shares then outstanding. As a result of the stock split, the Company issued additional common shares, and the financial statements reflect changes in par value and the stock split for all periods presented.

    On November 17, 1999, the Company amended its Articles of Association to convert from a B.V. to an N.V. under the laws of The Netherlands, to increase the number of authorized preferred shares from 1,500,000 to 10,000,000 and the number of authorized common shares from 23,500,000 to 40,000,000 and to remove the mandatory reserve of $7,000,000 created in connection with the Buy-Sell Agreement.

    AMENDED AND RESTATED BUY AND SELL AGREEMENT

    With the 1995 acquisition of Transpacific Technology Corporation, the Company and five shareholder-employees of the Company entered into an Amended and Restated Buy and Sell Agreement (the "Buy-Sell Agreement"). The Buy-Sell Agreement provided for the repurchase under certain circumstances of the outstanding shares and options of the five shareholder-employees.

    The Buy-Sell Agreement terminated with the completion of the Company's initial public offering.

    TREASURY SHARES

    In July 1998 and May 1999, under the terms of the Buy-Sell Agreement, two former employees exercised certain of their put rights, which required the Company to repurchase 265,801 common shares for approximately $1,152,000.

    STOCK OPTION PLANS

    In fiscal 1996 the Company established an Employee Stock Option Plan to award options to managing directors and employees, and in fiscal 1997 established a Supervisory Directors' Stock Option Plan to award options to supervisory directors. The two plans authorize the grants of options to purchase up to 2,975,000 common shares (2,750,000 shares for managing directors and employees and 225,000 for supervisory directors). The plans require that the exercise price of options be the fair value of the common shares at the grant date, except for 1,065,948 shares awarded at amounts below fair value during the initial six-month period following the establishment of the Plan. Deferred compensation expense of $1,232,000 for the 1,065,948 shares was charged to income over the vesting periods. Options generally vest over a four-year period, and are exercisable in installments beginning one year after the grant date.

    The following pro forma information has been prepared as if the Company had accounted for its stock options using the fair value accounting method established by SFAS No. 123--"Accounting for Stock Based Compensation." Additional compensation expense arising from the application of SFAS 123 has been estimated using the Black-Scholes option valuation method from the date of grant. For purposes of the pro forma disclosures below, additional compensation cost is amortized to expense over the options' vesting period.

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net income (loss):
  As reported...............................................   $1,102    $(4,534)    $7,752
  Pro forma(a)..............................................   $  761    $(4,822)    $5,932

Earnings (loss) per common share
  Basic
    As reported.............................................   $ 0.11    $ (0.44)    $ 0.66
    Pro forma...............................................   $ 0.07    $ (0.47)    $ 0.51
  Diluted
    As reported.............................................   $ 0.10    $ (0.44)    $ 0.60
    Pro forma...............................................   $ 0.07    $ (0.47)    $ 0.46

------------------------

(a) Based on the following assumptions for grants in fiscal years 1998, 1999, and 2000: risk-free weighted average interest rates of 6.14%, 5.16%, and 6.49%, respectively; weighted average expected option lives of 5.6 years,
    4.8 years, and 6.4 years, respectively; and no dividend yield in each year. The minimum value method was used for grants prior to the filing of the Company's initial public offering in November 1999. For grants subsequent to the filing a volatility of 65% was used.

    There were approximately 291,000 and 131,000 shares available for future employee awards and supervisory director awards, respectively, at May 31, 2000. The following table summarizes award activity for the fiscal years listed:

                                                   1998                   1999                   2000
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year...........  1,557,798    $3.99     1,669,998    $4.67     1,944,348    $ 5.41
Stock options granted....................    302,700    $8.33       446,250    $7.83       693,000    $15.73
Stock options exercised..................    (45,000)   $2.78        (2,200)   $7.00      (222,127)   $ 4.99
Awards canceled..........................   (145,500)   $5.57      (169,700)   $5.46      (131,852)   $ 8.15
                                           ---------    -----     ---------    -----     ---------    ------
Outstanding, end of year.................  1,669,998    $4.67     1,944,348    $5.41     2,283,369    $ 8.43
                                           =========    =====     =========    =====     =========    ======
Options exercisable at end of year.......    666,244    $3.75     1,128,602    $3.91     1,206,699    $ 4.44
                                           =========    =====     =========    =====     =========    ======

    Summary information concerning outstanding and exercisable options as of May 31, 2000 is as follows:

                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                                           REMAINING    AVERAGE                  AVERAGE
                                              NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                    -----------   -----------   --------   -----------   --------
$ 0.00 - $ 2.78...........................     777,948      5.1 yrs      $ 2.78       777,948     $2.78
$ 2.79 - $ 7.00...........................     147,800      4.9 yrs      $ 6.20       145,700     $6.19
$ 7.01 - $ 7.83...........................     388,410      8.0 yrs      $ 7.83        92,952     $7.83
$ 7.84 - $ 8.33...........................     324,011      6.4 yrs      $ 8.23       190,099     $8.21
$ 8.34 - $16.00...........................     497,000      9.1 yrs      $15.08            --     $  --
$16.01 - $16.25...........................     100,000      9.6 yrs      $16.25            --     $  --
$16.26 - $29.63...........................      48,200      9.8 yrs      $27.86            --     $  --
                                             ---------                              ---------
                                             2,283,369                              1,206,699
                                             =========                              =========

    All options issued during the past three years have an exercise price equal to the fair value of the common shares on the date of grant. The weighted average fair values of options granted below have been determined using the Black-Scholes option valuation method.

                                                      YEARS ENDED MAY 31
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Options granted...............................   302,700    446,250    693,000
Weighted average exercise price...............  $   8.33   $   7.83   $  15.73
Weighted average fair value...................  $   2.35   $   1.66   $  10.41

10.  EMPLOYEE BENEFITS

    Most employees of the Company are covered by one of several defined contribution retirement plans. Contributions are generally based on the participant's compensation. The amount of pension expense charged to operating expenses for defined contribution plans was $956,000 in fiscal 1998, $1,140,000 in fiscal 1999, and $862,000 in fiscal 2000.

    Kyser has an employee stock ownership plan ("ESOP") for its employees. Upon the acquisition of Kyser, all Kyser shares held by the ESOP were exchanged for shares of the Company. The subsidiary's full time employees generally become eligible to participate after 12 months of continuous service. The cost of the ESOP may be paid by the subsidiary or through contributions made by the subsidiary to the ESOP in amounts determined by the Board of Directors. Shares of common stock acquired from terminated employees by the plan and forfeitures by terminated participants are allocated to each eligible participant account under the plan. Participants are eligible for a distribution in the sixth year after normal termination and in the second year after termination for retirement, death, or disability. Participants vest in amounts allocated to them according to a vesting schedule. Distributions of participant accounts to participants in either cash or the Company's common stock may be made in the event of termination, retirement, death or disability. To the extent the participant elects to receive common stock in the event of retirement, death or disability, and the common stock is not readily tradable in an established market, such common stock may be put to the Company during the put option period at the then current fair value.

11.  FINANCIAL INSTRUMENTS

    The carrying value of the Company's financial instruments approximate fair value. At May 31, 2000 the Company had aggregate forward exchange contracts in various currencies as follows:

                                                        WEIGHTED
      CONTRACT                                          AVERAGE
       AMOUNT                                           EXCHANGE
        US $                 BUY            SELL          RATE     FAIR VALUE   EXPIRATION DATE
---------------------   -------------   -------------   --------   ----------   ---------------
     $2,500,000         --              Italian Lira    2130.50    $ 122,000    June 2000
     $1,900,000         --              French Francs      6.76     (557,000)   August 2000
     $2,997,000         Japanese Yen    --               105.48      (29,000)   October 2000
     $2,240,000         Israel Shekel   --                 4.07      227,000    March 2001
     $1,000,000         Deutsch Mark    --                 2.10        1,000    August 2000
     $  698,000         Japanese Yen    French Francs     14.99      (35,000)   June 2000
                                                                   ---------
                                                                   $(271,000)
                                                                   =========

    The building mortgage with the Royal Bank of Scotland plc interest rate comprises a variable LIBOR rate, a fixed rate of 1.5%, and a regulatory bank charge. In May 1996 the Company entered into an interest rate swap, expiring June 2001, to convert the variable LIBOR portion of the interest rate to a fixed interest rate of 7.72%. The interest rates at May 31, 1999 and 2000 for the mortgage were 6.87% and 7.77%, respectively, while the interest rate for the swap was 9.24% for both years. At May 31, 2000, the notional amount for the interest rate swap was $761,000 and its estimated fair value was a liability of $11,000.

12.  COMMITMENTS

    At May 31, 2000, Metron was committed to spending approximately $52,700,000, principally to purchase equipment, materials, and spare parts for resale.

    The Company and its subsidiaries lease certain facilities and equipment under various operating lease agreements. Future minimum payments under operating leases that have initial or remaining noncancelable lease terms of one year or more consist of the following at May 31, 2000.

                                                              (DOLLARS IN
FISCAL YEAR                                                   THOUSANDS)
-----------                                                   -----------
2001........................................................    $3,115
2002........................................................     2,015
2003........................................................       929
2004........................................................       378
2005........................................................       284
Thereafter..................................................     1,252
                                                                ------
Total minimum lease payments................................    $7,973
                                                                ======

    The Company's rental expense for operating leases for the fiscal years ended May 31, 1998, 1999 and 2000, was $2,976,000, $3,330,000, and $3,107,000
respectively.

13.  ADDITIONAL SALES INFORMATION AND CONCENTRATION OF RISK

    In fiscal 1998, and 1999, no individual customer represented sales of 10% or more of net revenues. In fiscal 2000 sales to one customer represented 10.5% of net revenues.

    A large portion of the Company's sales is made to a number of major publicly owned corporations. There is a concentration of credit risk in accounts receivable from these customers. Metron performs ongoing credit evaluations of its customers and generally does not require collateral. Although the credit risk associated with nonpayment from these customers is affected by conditions or occurrences within their industry, accounts receivable from these customers were substantially current at May 31, 2000. The Company believes that there is no significant credit risk with respect to these receivables.

14.  SEGMENT AND GEOGRAPHIC DATA

    The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of June 1, 1998. This Statement establishes standards for the reporting of information pertaining to operating segments in annual and in interim financial reports issued to shareholders. Previously reported amounts are not presented to compare with operating results for fiscal years 1999 and 2000, except for net revenues. The Company is unable to restate reported amounts in fiscal year 1998 due to the reorganization 1999 of its management structure to coincide with its product lines beginning in fiscal 1999.

    The Company operates predominantly in the semiconductor industry. This involves the marketing, sales, and service of semiconductor manufacturing and test equipment and materials. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief operating officer, and on the nature of the products offered to customers. Reportable segments are the equipment division (which includes equipment including certain specialized process chemicals, and spare part sales, and equipment service), the materials division (which includes components used in construction and maintenance), and other which includes finance, administration and corporate functions.

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

    SEGMENT INFORMATION

                                                      EQUIPMENT   MATERIALS
                                                      DIVISION    DIVISION     OTHER      TOTAL
                                                      ---------   ---------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Year ended May 31, 1998
  Net revenues......................................  $151,610    $123,414    $     --   $275,024
Year ended May 31, 1999
  Net revenues......................................  $127,420    $101,198    $     --   $228,618
  Depreciation expense..............................  $    794    $    475    $  1,348   $  2,617
  Interest income...................................  $     --    $     --    $    438   $    438
  Interest expense..................................  $     --    $     --    $    913   $    913
  Operating income (loss) before tax................  $  3,161    $  8,384    $(18,293)  $ (6,748)
  Assets............................................  $ 35,424    $ 48,635    $ 15,566   $ 99,625
  Capital expenditures..............................  $    409    $    341    $    619   $  1,369
Year ended May 31, 2000
  Net revenues......................................  $169,388    $168,163    $     --   $337,551
  Depreciation expense..............................  $    547    $    744    $    838   $  2,129
  Interest income...................................  $     --    $     --    $  1,008   $  1,008
  Interest expense..................................  $     --    $     --    $  1,760   $  1,760
  Operating income (loss) before tax................  $ 11,872    $ 16,890    $(16,266)  $ 12,496
  Assets............................................  $ 94,894    $ 69,254    $ 17,221   $181,369
  Capital expenditures..............................  $  1,252    $  1,013    $  1,195   $  3,460

    GEOGRAPHIC INFORMATION

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net revenues:
  United States.............................................  $ 66,505   $ 54,285   $ 74,622
  Singapore.................................................    17,155     29,000     50,955
  Hong Kong.................................................    29,218     27,672     39,967
  Germany...................................................    44,425     32,059     38,997
  United Kingdom............................................    47,483     30,952     37,321
  France....................................................    29,393     17,701     37,076
  The Netherlands...........................................    14,219     10,780     16,794
  Other nations.............................................    26,626     26,169     41,819
                                                              --------   --------   --------
Geographic totals...........................................  $275,024   $228,618   $337,551
                                                              ========   ========   ========

                                                                      MAY 31
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  United States.............................................    $23,171     $ 38,672
  United Kingdom............................................     13,868       35,460
  Singapore.................................................     24,910       26,344
  Hong Kong.................................................     11,821       19,574
  France....................................................      6,448       18,569
  Germany...................................................     12,330       13,043
  The Netherlands...........................................      5,787       11,153
  Other nations.............................................      1,290       18,554
                                                                -------     --------
Geographic totals...........................................    $99,625     $181,369
                                                                =======     ========

15.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                                    MAY 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Other current liabilities:
  Customer prepayments......................................   $1,321    $ 2,344
  Accrued taxes including income taxes......................    2,150      5,034
  Project costs.............................................    1,677         --
  Other.....................................................    2,529      2,910
                                                               ------    -------
Total other current liabilities.............................   $7,677    $10,288
                                                               ======    =======

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Other income (expense):
  Foreign exchange gain.....................................  $   489     $ 211     $   443
  Interest income...........................................      514       438       1,008
  Interest expense..........................................   (1,110)     (913)     (1,760)
  Loss on sale of joint ventures............................       --      (140)         --
  Miscellaneous income......................................       36         7         574
                                                              -------     -----     -------
Other income (expense)......................................  $   (71)    $(397)    $   265
                                                              =======     =====     =======

                                                                    YEARS ENDED MAY 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Supplemental cash flow information:
  Cash payments for:
    Interest................................................   $  982     $ 930      $1,742
    Income taxes............................................   $3,622     $(604)     $  906
  Noncash transactions:
    Deferred compensation...................................   $  (38)    $  --      $   --

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Year ended May 31, 1999
  Net revenues.........................................  $56,922    $51,296    $56,559    $ 63,840
  Operating income (loss)..............................  $(1,801)   $(2,595)   $(2,832)   $    610
  Net income (loss)....................................  $(1,266)   $(1,513)   $(1,899)   $    144
  Basic net income (loss) per share....................  $ (0.12)   $ (0.15)   $ (0.18)   $   0.01
  Diluted net income (loss) per share..................  $ (0.12)   $ (0.15)   $ (0.18)   $   0.01

Year ended May 31, 2000
  Net revenues.........................................  $69,473    $74,163    $80,980    $112,935
  Operating income.....................................  $ 1,652    $ 2,081    $ 3,310    $  5,394
  Net income...........................................  $   903    $ 1,486    $ 2,557    $  2,805
  Basic net income per share...........................  $  0.09    $  0.14    $  0.20    $   0.21
  Diluted net income per share.........................  $  0.08    $  0.13    $  0.18    $   0.20

17.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board ("FASB") issued
SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has engaged in limited hedging activities to reduce the exposure to exchange risks arising from fluctuations in foreign currency, but has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

    In March 2000 the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25". FIN 44 provides guidance on the application of APB 25 for stock compensation involving employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either
December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect its consolidated financial statements.

    In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which as amended, becomes effective for the Company on March 1, 2001. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As presently written, SAB 101 may require companies to recognize revenue pertaining to certain equipment sales only when installation has been completed and the equipment has been accepted by the customer. In addition, SAB 101 requires companies that have not applied this method of accounting previously to report a change in accounting principle in accordance with Accounting Principles Bulletin No. 20, ACCOUNTING CHANGES. The SEC has recently indicated that it intends to issue further guidance on the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, that SAB 101 may have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The registrant incorporates by reference certain information concerning its supervisory and managing directors included in its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual General Meeting of Shareholders.

SUPERVISORY AND MANAGING DIRECTORS

    The following tables set forth, as of May 31, 2000, certain information with respect to the supervisory directors and managing directors of Metron:

SUPERVISORY BOARD

NAME                                          AGE                       POSITION
----                                        --------                    --------
Robert R. Anderson........................     62      Supervisory Director
James E. Dauwalter........................     48      Supervisory Director
Joel A. Elftmann..........................     60      Supervisory Director
Sho Nakanuma..............................     68      Supervisory Director

MANAGING BOARD

NAME                                          AGE                       POSITION
----                                        --------                    --------
Edward D. Segal...........................     59      President, Chief Executive Officer and
                                                       Managing Director
Michael A. Grandinetti....................     51      Executive Vice President, Materials
                                                       Division and Managing Director
C. Garry Hendricks........................     66      Vice Chairman of T.A. Kyser Co. and
                                                       Managing Director
Peter V. Leigh............................     55      Vice President, Finance, Chief Financial
                                                       Officer and Managing Director
J. Christopher Levett-Prinsep.............     53      Executive Vice President, Equipment
                                                       Division and Managing Director
Keith Reidy...............................     43      Vice President, Marketing and Managing
                                                       Director

    Robert R. Anderson has been a supervisory director of Metron since
November 1995. Mr. Anderson is presently Chairman of the Board and Chief Executive Officer of Yield Dynamics, Inc., (YDI) a semiconductor yield management software start-up company. He became a director of YDI in August 1997 and Chairman and Chief Executive Officer in October 1998.
Mr. Anderson has been Chairman of the Board of Silicon Valley Research, a semiconductor design automation software company, since January 1994 and served as Chief Executive Officer from April 1994 until July 1995 and from
December 1996 until October 1997 and as Chief Financial Officer from
September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of equipment for semiconductor process control, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman. Mr. Anderson also serves as a director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry.

    James E. Dauwalter has been a supervisory director of Metron since
November 1995 and was a managing director from June 1979 until November 1995. Mr. Dauwalter is President of Entegris, Inc. which is a principal and a large minority shareholder of Metron. Mr. Dauwalter joined Fluoroware Inc., now part of Entegris in 1973. Mr. Dauwalter also serves as a director of Nippon Fluoroware K.K., Fluoroware-Valqua Japan K.K. and Fluoroware Southeast Asia
PTE Ltd.

    Joel A. Elftmann, a co-founder of Metron, has been a supervisory director since November 1995 and was a managing director from October 1975 until November 1995. Mr. Elftmann is Chairman of the Board of FSI
International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann is also a co-founder of FSI and has served as a director of FSI since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 to December 1999, Mr. Elftmann also served as Chief Executive Officer of FSI. From 1977 to August 1983, from May 1991 until January 1998 and from August 1999 until December 1999, Mr. Elftmann served as President of FSI. Mr. Elftmann also serves as a director of Veeco, Inc.
Mr. Elftmann is a Director Emeritus member of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry, and a member of the Board of Directors of the Semiconductor Industry Suppliers Association of America (SISA).

    Sho Nakanuma, has been a supervisory director of Metron since
November 1999. Mr. Nakanuma has been Chairman of the Board of Directors of Ando Electric Company in Japan since June 1997. From 1988 to 1997, Mr. Nakanuma served as President of Ando Electric Company. From 1984 to 1986, Mr. Nakanuma served as President of NEC Electronics Inc. in the United States. From 1985 to 1988, Mr. Nakanuma served as a member of the Board of Directors of NEC Corporation in Japan. Mr. Nakanuma is a member of the Board of Directors of Semiconductor Equipment and Materials Internationals in the United States.
Mr. Nakanuma holds a B.S. degree in Chemical Engineering from Kyoto University and a Ph.D. in Engineering from Tokyo University.

    Edward D. Segal has been a managing director of Metron since November 1995. He joined Metron as President and Chief Executive Officer in July 1995. Prior to joining Metron, Mr. Segal served as President and Chief Executive Officer of Transpacific Technology Corporation, a company which he founded in 1982.
Mr. Segal is a member of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry. Mr. Segal holds a B.S. degree in Metallurgical Engineering from Rensselaer Polytechnic Institute.

    Michael A. Grandinetti has been a managing director and served as Executive Vice President, Materials Division of Metron since December 1997. From 1990 to 1997, Mr. Grandinetti served in several management positions at Tylan
General, Inc., a publicly-traded manufacturer of mass flow controllers, vacuum gauges and other engineering products, most recently as Senior Vice President, and prior to that as Vice President of Sales and Marketing. Mr. Grandinetti holds a B.S. degree in Mechanical Engineering and a M.S. degree in Engineering Management from Northeastern University.

    C. Garry Hendricks has been a managing director of Metron since
January 1999. He was a founding associate of T.A. Kyser Co. and Chief Executive Officer since its inception in 1977 until Kyser became a wholly-owned subsidiary of Metron in July of 1998, at which point he joined Metron and was appointed Vice Chairman of Kyser. Mr. Hendricks has served on various distributor councils of principals represented by Metron and its subsidiary, Kyser. Mr. Hendricks holds a B.B.A. degree from North Texas State University in production management.

    Peter V. Leigh has served as Vice President, Finance and Chief Financial Officer of Metron since November 1995 and has been a managing director of Metron since November 1996. From 1992 to 1995 Mr. Leigh served as Vice President, Finance and Chief Financial Officer of Sequus Pharmaceuticals, a publicly-traded bio-pharmaceutical firm. From 1982 until 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a publicly-traded multi-national manufacturer and marketer of analytical chemistry, diagnostic and semiconductor metrology equipment and materials. Mr. Leigh holds a B.A. degree from the University of Oxford and a M.B.A. degree from the Harvard Business School.

    J. Christopher Levett-Prinsep has been a managing director of Metron since July 1983 and has served as managing director of Metron's United Kingdom subsidiary, of which he was the founder and first employee, since 1978.
Mr. Levett-Prinsep served as President of Metron's European Operations from August 1994 until December 1997, when he became Executive Vice President, Equipment Division. Mr. Levett-Prinsep holds an Ordinary Certificate in Technology from Coventry Technical College and an Advanced Certificate from Wednesbury College of Technology.

    Keith Reidy has served as Vice President, Marketing since March 1999 and has been a managing director of Metron since April 1999. Mr. Reidy has also served as Director, Product of Development and Director, U.S. Representative Organization. Prior to joining Metron in July 1995, Mr. Reidy served as the Vice President, Sales of Transpacific Technology. Mr. Reidy holds a B.S. degree in engineering from the University of California, Davis and a M.S. in engineering from Purdue University.

    There is no family relationship among any of the Company's directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation", "Supervisory Director Compensation", "Managing Director Compensation", "Option Grants in Last Fiscal Year", "Aggregate Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", "Equity and Profit Sharing Plans", "Employment Agreements and Termination of Employment Arrangements" and "Limitation of Liability and Indemnification".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Proxy Statement under the caption "Principal Shareholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

    The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 33 of this report.

2.  FINANCIAL STATEMENT SCHEDULES

    The financial statement schedule "Schedule II--Valuation and Qualifying Accounts" is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

3.  EXHIBITS

    The following exhibits are filed herewith or incorporated by reference:

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
       2.1(i)           Agreement and Plan of Merger and Reorganization among Metron
                        Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser
                        Co., dated June 12, 1998

       2.2(ii) Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited

       2.3(i)           Amendment to Agreement and Plan of Merger and Reorganization
                        among Metron Technology B.V., Metron Acquisition Sub, Inc.
                        and T.A. Kyser Co., dated July 13, 1998

       2.4(i)           Joinder Agreement among certain stockholders of T.A. Kyser
                        Co, Metron Technology B.V. and Metron Acquisition Sub, Inc.
                        dated July 13, 1998

       3.1(i) Articles of Association of the Registrant and translation thereof

       4.1(i)           Reference is made to Exhibits 3.1, 10.23, 10.24 and 10.26

       4.2(i)           Specimen Common Share Certificate

      10.1(i)           1997 Supervisory Directors' Stock Option Plan

      10.2(i)           Form of 1997 Supervisory Directors' Stock Option Agreement

      10.3(i)           Amended and Restated Metron Technology N.V. Employee Stock
                        Option Plan

      10.4(i)           Form of Metron Technology N.V. Employee Stock Option
                        Agreement (for employees in countries other than the United
                        States and the United Kingdom)

      10.5(i)           Form of Metron Technology N.V. Employee Stock Option
                        Agreement (for employees in the United States)

      10.6(i)           Form of Metron Technology N.V. Employee Stock Option
                        Agreement (for employees in the United Kingdom)

      10.7(i)           Aufhebungs und Ruhestandsvertrag (Cancellation and Early
                        Retirement Agreement) between Metron Technology
                        (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof

      10.8(i)           Share Purchase Agreement (CME) between FSI
                        International, Inc. and Metron Technology B.V. dated
                        February 27, 1999

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
      10.9(i)           Share Purchase Agreement (CMK) between FSI
                        International, Inc. and Metron Technology B.V. dated
                        February 27, 1999

      10.10(i)          Agreement to Terminate Joint Venture Agreements and
                        Distribution Agreement between FSI International, Inc. and
                        Metron Technology B.V. dated May 18, 1999

      10.11(i) FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.

      10.12(i)          Distribution Agreement dated July 6, 1995 between
                        Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now
                        Metron Technology N.V.)

      10.13(i)          U.S. Stocking Distributor Five-Year Agreement as of
                        September 1, 1997 between Fluoroware, Inc. and Kyser Company

      10.14(i)          Form of Employment Agreement among Metron Technology B.V.,
                        Metron Technology Corporation and Edward D. Segal,
                        Michael A. Grandinetti, Peter V. Leigh and Keith Reidy

      10.15(i)          Managing Director Service Agreement between Metron
                        Technology (U.K.) Ltd. and John Christopher Levett-Prinsep dated May 1, 1996.

      10.16(i)          Employment Agreement dated July 13, 1998 among T.A. Kyser
                        Co., Metron Technology Corporation, Metron Technology B.V.
                        and Garry Hendricks

      10.17(i)          Metron Technology Employee Stock Purchase Plan

      10.18(i)          T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997

      10.19(i)          Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co.
                        Employee Stock Ownership Trust

      10.20(i)          T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997

      10.21(i)          Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co.
                        Employee Stock Ownership Plan

      10.22(i)          Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co.
                        Employee Stock Ownership Plan

      10.23(i)          Investors Rights Agreement dated July 6, 1995 among Metron
                        Semiconductors Europa B.V. and the Investors as defined therein

      10.24(i)          Accession Agreement dated October 15, 1998 among Metron
                        Technology B.V., the Original Parties as defined therein,
                        Segal Investments, L.P., M. Segal, N. Segal, M. Segal as
                        trustee of the Matthew Dean Segal 1997 Trust and N. Segal as trustee of the Matthew Dean Segal 1997 Trust

      10.25(i)          Confirmation Agreement dated October 15, 1998 among Metron
                        Technology B.V. and the Investors as defined in the Investor
                        Rights Agreement of July 6, 1995

      10.26(i)          Accession Agreement dated July 13, 1998 among Metron
                        Technology B.V., the Stockholders and the Signing
                        Stockholders as defined therein

      10.27(i)          Consent Agreement dated July 13, 1998 among Metron
                        Technology B.V. and the Investors as defined therein

      10.28(i)          Incentive Compensation Plan for Edward D. Segal FY2000

      10.29(i)          Incentive Compensation Plan for Michael A. Grandinetti
                        FY2000

      10.30(i)          Incentive Compensation Plan for Peter V. Leigh FY2000

      10.31(i)          Incentive Compensation Plan for J. Christopher
                        Levett-Prinsep FY2000

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
      10.32(i)          Incentive Compensation Plan for Keith Reidy FY2000

      10.33(i)          Amended and Restated Buy and Sell Agreement among Metron
                        Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.

      10.34(i)          Form of Indemnification Agreement among Metron
                        Technology B.V. and the Investors as defined therein

      10.35(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and
                        Edward D. Segal

      10.36(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and
                        Michael A. Grandinetti

      10.37(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and Peter V.
                        Leigh

      10.38(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and Keith
                        Reidy

      21.1(i)           List of Subsidiaries of the Registrant

      23.1              Consent of KPMG LLP, independent auditors

      24.1(i)           Power of Attorney

      27.1              Financial Data Schedule

      99.1(ii)          Press Release, dated as of March 3, 2000, entitled "Metron
                        Technology Acquires Critical Parts Cleaning Business"

------------------------

 (i) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

 (ii) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

    (b) Reports on Form 8-K

    The following Report on Form 8-K was filed during the quarter ended May 31, 2000: Report on Form 8-K, filed March 17, 2000, pertaining to the acquisition of Shieldcare Ltd.

    (c) See Exhibits listed under Item 14(a)(3).

    (d) Not applicable. See Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on August 25, 2000.

                                                       METRON TECHNOLOGY N.V.

                                                       By:             /s/ EDWARD D. SEGAL
                                                            -----------------------------------------
                                                                         Edward D. Segal
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints each of Edward D. Segal and Peter V. Leigh, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
               /s/ ROBERT R. ANDERSON
     -------------------------------------------       Supervisory Director            August 25, 2000
                 Robert R. Anderson

               /s/ JAMES E. DAUWALTER
     -------------------------------------------       Supervisory Director            August 25, 2000
                 James E. Dauwalter

                /s/ JOEL A. ELFTMANN
     -------------------------------------------       Supervisory Director            August 25, 2000
                  Joel A. Elftmann

                  /s/ SHO NAKANUMA
     -------------------------------------------       Supervisory Director            August 25, 2000
                    Sho Nakanuma

                 /s/ EDWARD D. SEGAL
     -------------------------------------------       President and Chief Executive   August 25, 2000
                   Edward D. Segal                       Officer and Managing
                                                         Director (Principal
                                                         Executive Officer)

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
             /s/ MICHAEL A. GRANDINETTI
     -------------------------------------------       Managing Director               August 25, 2000
               Michael A. Grandinetti

               /s/ C. GARRY HENDRICKS
     -------------------------------------------       Managing Director               August 25, 2000
                 C. Garry Hendricks

                 /s/ PETER V. LEIGH
     -------------------------------------------       Vice President, Finance and     August 25, 2000
                   Peter V. Leigh                        Chief Financial Officer and
                                                         Managing Director (Principal
                                                         Financial and Accounting
                                                         Officer)

          /s/ J. CHRISTOPHER LEVETT-PRINSEP
     -------------------------------------------       Managing Director               August 25, 2000
            J. Christopher Levett-Prinsep

                   /s/ KEITH REIDY
     -------------------------------------------       Managing Director               August 25, 2000
                     Keith Reidy

                             METRON TECHNOLOGY N.V.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    CHARGED TO   CHARGED TO               BALANCE AT
                                           BEGINNING OF   COSTS AND      OTHER                    END OF
DESCRIPTION                                   PERIOD       EXPENSES     ACCOUNTS    DEDUCTION     PERIOD
-----------                                ------------   ----------   ----------   ---------   ----------
                                                                 ADDITIONS
                                                          -----------------------
COL. A                                        COL. B              COL. C             COL. D       COL. E
------                                     ------------   -----------------------   ---------   ----------
                                                                   (IN THOUSANDS)
Deducted from asset accounts:
  Year ended May 31, 1998:
    Allowance for doubtful accounts......     $1,774        $  434        $ --       $1,393       $  815
                                              ======        ======        ====       ======       ======
    Inventory valuation allowance........     $3,336        $1,267        $ --       $  278       $4,325
                                              ======        ======        ====       ======       ======
Deducted from asset accounts:
  Year ended May 31, 1999:
    Allowance for doubtful accounts......     $  815         1,029        $ --       $  532       $1,312
                                              ======        ======        ====       ======       ======
    Inventory valuation allowance........     $4,325        $1,752        $ --       $   70       $6,007
                                              ======        ======        ====       ======       ======
Deducted from asset accounts:
  Year ended May 31, 2000:
    Allowance for doubtful accounts......     $1,312        $  388        $ --       $1,014       $  685
                                              ======        ======        ====       ======       ======
    Inventory valuation allowance........     $6,007        $1,560        $ --       $2,467       $3,336
                                              ======        ======        ====       ======       ======