Form 10-K/A
period 2000-05-31
METRON TECHNOLOGY N V
filed 2000-09-15
CIK 1095099

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                  FORM 10-K/A
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                       COMMISSION FILE NUMBER: 000-27863
                         ------------------------------
                             METRON TECHNOLOGY N.V.

             (Exact name of registrant as specified in its charter)

               THE NETHERLANDS                                  98-0180010
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

                                EXPLANATORY NOTE

    This Form 10-K/A is being filed to amend and restate in its entirety the Annual Report on Form 10-K for the year ended May 31, 2000 filed by Metron Technology N.V. (the "Company") on August 28, 2000 (the "10-K"). This amendment is being filed to include the information required by Part III of Form 10-K. The Form 10-K has not been amended in any other respect except for certain minor conforming changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
Report of Independent Accountants...........................     34
Consolidated Statements of Income for the years ended May
  31, 1998, 1999 and 2000...................................     35
Consolidated Balance Sheets as of May 31, 1999 and 2000.....     36
Consolidated Statements of Cash Flows for the years ended
  May 31, 1998, 1999 and 2000...............................     37
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 1998, 1999
  and 2000..................................................     38
Notes to Consolidated Financial Statements..................     39

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUPERVISORY AND MANAGING DIRECTORS

    The following tables set forth, as of May 31, 2000, certain information with respect to the supervisory directors and managing directors of Metron:

SUPERVISORY BOARD

NAME                                          AGE                       POSITION
----                                        --------                    --------
Robert R. Anderson........................     62      Supervisory Director
James E. Dauwalter........................     48      Supervisory Director
Joel A. Elftmann..........................     60      Supervisory Director
Sho Nakanuma..............................     68      Supervisory Director

MANAGING BOARD

NAME                                          AGE                       POSITION
----                                          ---                       --------
Edward D. Segal...........................     60      President, Chief Executive Officer and
                                                       Managing Director
Michael A. Grandinetti....................     52      Executive Vice President, Materials
                                                       Division and Managing Director
Carry Hendricks...........................     66      Vice Chairman of T.A. Kyser Co. and
                                                       Managing Director
Peter V. Leigh............................     55      Vice President, Finance, Chief Financial
                                                       Officer and Managing Director
J. Christopher Levett-Prinsep.............     53      Executive Vice President, Equipment
                                                       Division and Managing Director
Keith Reidy...............................     43      Vice President, Marketing and Managing
                                                       Director

    Robert R. Anderson has been a supervisory director of Metron since
November 1995. Mr. Anderson is presently Chairman of the Board and Chief Executive Officer of Yield Dynamics, Inc., (YDI) a semiconductor yield management software start-up company. He became a director of YDI in August 1997 and Chairman and Chief Executive Officer in October 1998.
Mr. Anderson has been Chairman of the Board of Silicon Valley Research, a semiconductor design automation software company, since January 1994 and served as Chief Executive Officer from April 1994 until July 1995 and from
December 1996 until October 1997 and as Chief Financial Officer from
September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of equipment for semiconductor process control, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman. Mr. Anderson also serves as a director of Trikon Technologies, Inc., a producer of semiconductor products equipment, and Applied Science &
Technology Inc., a supplier of systems components for the semiconductor industry.

    James E. Dauwalter has been a supervisory director of Metron since
November 1995 and was a managing director from June 1979 until November 1995. Mr. Dauwalter is President of Entegris, Inc. which is a principal and a large minority shareholder of Metron. Mr. Dauwalter joined Fluoroware Inc., now part of Entegris in 1973. Mr. Dauwalter also serves as a director of Entegris, Nippon Fluoroware K.K., Fluoroware-Valqua Japan K.K. and Fluoroware Southeast Asia
PTE Ltd.

    Joel A. Elftmann, a co-founder of Metron, has been a supervisory director since November 1995 and was a managing director from October 1975 until November 1995. Mr. Elftmann is Chairman of the Board of FSI International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann is also a co-founder of FSI and has served as a director of FSI since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 to December 1999, Mr. Elftmann also served as Chief Executive Officer of FSI. Mr. Elftmann served as President of FSI from 1977 to August 1983, May 1991 to January 1998 and August 1999 until
December 1999,. Mr. Elftmann also serves as a director of Veeco, Inc.
Mr. Elftmann is a Director Emeritus member of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry, and a member of the Board of Directors of the Semiconductor Industry Suppliers Association of America (SISA).

    Sho Nakanuma has been a supervisory director of Metron since November 1999. Mr. Nakanuma has been Chairman of the Board of Directors of Ando Electric Company in Japan since June 1997. From 1988 to 1997, Mr. Nakanuma served as President of Ando Electric Company. From 1984 to 1986, Mr. Nakanuma served as President of NEC Electronics Inc. in the United States. From 1985 to 1988,
Mr. Nakanuma served as a member of the Board of Directors of NEC Corporation in Japan. Mr. Nakanuma is a member of the Board of Directors of Semiconductor Equipment and Materials Internationals in the United States. Mr. Nakanuma holds a B.S. degree in Chemical Engineering from Kyoto University and a Ph.D. in Engineering from Tokyo University.

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

    Michael A. Grandinetti has been a managing director and has served as Executive Vice President, Materials Division, of Metron since December 1997. From 1990 to 1997, Mr. Grandinetti served in several management positions at Tylan General, Inc., a publicly-traded manufacturer of mass flow controllers, vacuum gauges and other engineering products, most recently as Senior Vice President, and prior to that as Vice President of Sales and Marketing.
Mr. Grandinetti holds a B.S. degree in Mechanical Engineering and a M.S. degree in Engineering Management from Northeastern University.

    C. Garry Hendricks has been a managing director of Metron since
January 1999. He was a founding associate of T.A. Kyser Co. and Chief Executive Officer from its inception in 1977 until Kyser became a wholly-owned subsidiary of Metron in July of 1998, at which point he joined Metron and was appointed Vice Chairman of Kyser. Mr. Hendricks has served on various distributor councils of principals represented by Metron and its subsidiary, Kyser. Mr. Hendricks holds a B.B.A. degree from North Texas State University in production management.

    Peter V. Leigh has served as Vice President, Finance, and Chief Financial Officer of Metron since November 1995 and has been a managing director of Metron since November 1996. From 1992 to 1995 Mr. Leigh served as Vice President, Finance, and Chief Financial Officer of Sequus Pharmaceuticals, a publicly-traded bio-pharmaceutical firm. From 1982 until 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a publicly-traded multi-national manufacturer and marketer of analytical chemistry, diagnostic and semiconductor metrology equipment and materials. Mr. Leigh holds a B.A. degree from the University of Oxford and a M.B.A. degree from the Harvard Business School.

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

    The general meeting of shareholders appoints the supervisory directors and at all times has the power to suspend or dismiss any supervisory director. A resolution to appoint a supervisory director can only be passed upon recommendation by the supervisory board. Under the Metron articles, each member of the supervisory board holds office for a one-year term following that member's election as a member of the supervisory board, or until that member's earlier resignation, death or removal by a decision of a general meeting. However, a member of the supervisory board elected not at the general meeting of shareholders but at an extraordinary meeting of shareholders serves until the next general meeting of shareholders or until that member's earlier resignation, death or removal by a decision of the general meeting. Each member of the supervisory board holds office until that member's resignation, death or removal by a decision of a general meeting of shareholders. In addition, each supervisory director is required to resign as of the date of the general meeting of shareholders held in the year in which that director attains to age of 72. A shareholders' resolution to suspend or dismiss a supervisory director must be adopted by a two-thirds majority of the valid votes cast representing more than half of the issued share capital.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended May 31, 2000, with the exception that initial reports of ownership were filed late by Entegris, Inc., FSI International, Inc. and Sho Nakanuma.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF SUPERVISORY DIRECTORS

    Each non-employee supervisory director of the Company receives a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members). In the fiscal year ended May 31, 2000, the total compensation paid to non-employee supervisory directors was $8,000. The members of the Supervisory Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

    Each non-employee supervisory director of the Company also receives stock option grants under the 1997 Supervisory Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee supervisory directors of the Company or affiliates of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

    Option grants under the Directors' Plan are non-discretionary. On April 13, 1997, each supervisory director who was neither an employee of nor consultant to the Company or one of its affiliates was automatically granted an option to purchase 15,000 Common Shares from the Directors' Plan. Subsequently, each person elected or appointed for the first time to serve as a non-employee supervisory director is granted an option to purchase 15,000 Common Shares from the Directors' Plan. In addition, on the date of each Annual Meeting, each non-employee member of the Company's Supervisory Board of Directors who has served as a non-employee director for at least six months and who is reelected at such Annual Meeting or, where specified by the non-employee director, an affiliate of such director, is automatically granted an option to purchase 3,750 Common Shares under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Shares subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised until the date upon which such optionee, or the affiliate of such optionee, has provided one year of continuous service as a non-employee director following the date of such option grant. Options vest at a rate of 25% one year after grant date and 25% each year thereafter in accordance with the terms of the grant. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction, unless the Company is the surviving entity or, if the Company is not the surviving entity, the option is assumed or an equivalent option is substituted by the successor corporation.

    During the last fiscal year, the Company granted options covering 26,250 shares to the non-employee directors of the Company (in one case to an affiliate of a non-employee director), at an exercise price per share of $12.00. The fair market value of such Common Shares on the date of grant was $12.00 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of July 31, 2000, no options had been exercised under the Directors' Plan.

COMPENSATION OF MANAGING DIRECTORS

    The following table shows for the fiscal years ended May 31, 1999 and 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated managing directors at May 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                                   --------------------------------------
                                                                               OTHER
          NAME AND PRINCIPAL                                                  ANNUAL           ALL OTHER
               POSITION                 YEAR(1)    SALARY($)   BONUS($)   COMPENSATION($)   COMPENSATION($)
--------------------------------------  --------   ---------   --------   ---------------   ---------------
Edward D. Segal.......................    2000      298,380    198,550              --           2,701(2)
President and Chief Executive             1999      281,730     86,000              --             699(3)
Officer and Managing Director

Michael A. Grandinetti................    2000      192,500    152,600              --             563(3)
Executive Vice President, Materials       1999      164,520     38,200                          35,641(9)
Division and Managing Director

C. Garry Hendricks....................    2000      209,549     28,995        14,521(4)               --
Vice Chairman of T.A. Kyser Co. and       1999      190,818     25,000              --                --
Managing Director

Peter V. Leigh........................    2000      182,583    182,583              --             563(3)
Vice President, Finance, Chief            1999      155,513     51,000              --             614(3)
Financial Officer and Managing
  Director

J. Christopher Levett-Prinsep.........    2000      256,145    136,150         4,287(4)         22,589(5)
Executive Vice President, Equipment       1999      207,611     60,644              --          44,338(6)
Division and Managing Director

Keith Reidy...........................    2000      205,000    109,300              --           7,081(7)
Vice President, Marketing and             1999      192,500     60,000         1,308(8)            677(3)
Managing Director

------------------------

(1) As permitted by the rules promulgated by the SEC, no amounts are shown for 1998.

(2) Represents $2,044 in car allowances and $657 in insurance premiums.

(3) Represents insurance premiums.

(4) Represents insurance pay-outs.

(5) Represents car allowances.

(6) Represents $8,654 in insurance premiums and $35,684 in payments to a defined contribution plan.

(7) Represents $6,000 in car allowances, $624 in insurance premiums and $457 in commissions.

(8) Represents commissions.

(9) Represents $586 in insurance premiums and $35,055 in payments to a defined contribution plan.

STOCK OPTION GRANTS AND EXERCISES

    The Company grants options to its executive officers under its Amended and Restated Employee Stock Option Plan (the "Incentive Plan"). As of May 31, 2000, options to purchase a total of 2,283,369 shares were outstanding under the Incentive Plan and options to purchase 691,631 shares remained available for grant thereunder.

    The following tables show for the fiscal year ended May 31, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                        OPTION/SAR GRANTS IN FISCAL 2000

                                        INDIVIDUAL GRANTS
                                     -----------------------
                                                     % OF                                POTENTIAL REALIZABLE
                                     NUMBER OF      TOTAL                                  VALUE AT ASSUMED
                                     SECURITIES    OPTIONS/                                 ANNUAL RATES OF
                                     UNDERLYING      SARS                                     STOCK PRICE
                                      OPTIONS/    GRANTED TO   EXERCISE                    APPRECIATION FOR
                                        SARS      EMPLOYEES    OR BASE                      OPTION TERM(1)
                                      GRANTED     IN FISCAL     PRICE      EXPIRATION    ---------------------
NAME                                    (#)        YEAR (2)     ($/SH)        DATE        5% ($)     10% ($)
----                                 ----------   ----------   --------   ------------   --------   ----------
Edward D. Segal....................    24,612         3.6%      $16.00    January 2010   $247,654   $  627,603
                                       75,388        10.9%       16.00    January 2010   $758,578   $1,922,385

Michael A. Grandinetti.............     5,008         0.7%        8.83    August 2009    $ 50,392   $  127,703
                                        4,992         0.7%        8.83    August 2009    $ 50,231   $  127,295
                                       25,000         3.6%       16.00    January 2010   $251,558   $  637,497

C. Garry Hendricks.................        --          --           --              --         --           --

Peter V. Leigh.....................    25,000         3.6%       16.00    January 2010   $251,558   $  637,497

J. Christopher Levett-Prinsep......    25,000         3.6%       16.00    January 2010   $251,558   $  637,497

Keith Reidy........................    25,000         3.6%       16.00    January 2010   $251,558   $  637,497

------------------------

(1) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% rates represent certain assumed rates of appreciation only, in accordance with the rules of the Securities and Exchange Commission, and do not reflect the Company's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual further performance of the Common Shares, and no gain to the optionee is possible unless the stock price increases over the option term.

(2) Based on options to purchase an aggregate of 693,000 shares granted to employees (including employee directors) during the fiscal year ended
    May 31, 2000. The foregoing total excludes options granted to consultants and non-employee directors.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                    UNDERLYING          VALUE OF
                                                                                    UNEXERCISED        UNEXERCISED
                                                                                  OPTIONS/SARS AT     IN-THE-MONEY
                                                                                  FISCAL YEAR-END    OPTIONS/SARS AT
                                                                                        (#)            FY-END ($)
                                              SHARES ACQUIRED       VALUE          EXERCISABLE/       EXERCISABLE/
NAME                                          ON EXERCISE(#)    REALIZED($)(1)     UNEXERCISABLE      UNEXERCISABLE
----                                          ---------------   --------------   -----------------   ---------------
Edward D. Segal.............................      100,000          $835,000          525,948(2)       $4,391,666(2)
                                                                                     100,000(3)                 (4)

Michael A. Grandinetti......................           --                --           52,500(2)       $  146,063(2)
                                                                                      72,500(3)                 (4)
                                                                                                      $  128,938(2)
                                                                                                                (4)

C. Garry Hendricks..........................           --                --                 --                  --

Peter V. Leigh..............................           --                --           90,000(2)       $  751,500(2)
                                                                                      25,000(3)                 (4)

J. Christopher Levett-Prinsep...............           --                --           90,000(2)       $  751,500(2)
                                                                                      25,000(3)                 (4)

Keith Reidy.................................           --                --           90,000(2)       $  751,500(2)
                                                                                      25,000(3)                 (4)

------------------------------

(1) The value realized is based on the fair market value of the Company's Common Shares on the exercise date minus the exercise price.

(2) Exercisable Options.

(3) Unexercisable Options.

(4) The valuations are based on the fair market value of the Company's Common Shares on May 31, 2000 of $8.35 minus the exercise price of the options.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

    Each of the Named Executive Officers is employed pursuant to an employment contract with a subsidiary of Metron, which subsidiary is incorporated in the country of residence of the applicable Executive Officer.

    Edward D. Segal is employed pursuant to an employment contract entered into in September 1999 with Metron Technology Corporation, a California corporation and wholly-owned subsidiary of the Company ("MTC"), and with the Company. The employment contract provides that Mr. Segal will serve as a managing director of the Company and as the Company's President and Chief Executive Officer at an annual salary of not less than $295,000. The agreement also provides for Mr. Segal's participation in an annual incentive compensation plan approved by the supervisory board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Segal against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the management board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Segal would not be entitled to indemnification under this agreement under certain circumstances, including if indemnification is expressly prohibited under applicable law or if indemnification is expressly prohibited by the Company's Articles of Association or MTC's charter. If Mr. Segal's employment is terminated by MTC without cause or by Mr. Segal for good reason or due to disability, in exchange for Mr. Segal's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

    Michael A. Grandinetti is employed pursuant to an employment contract entered into in September 1999 with MTC and with the Company. The employment contract provides that Mr. Grandinetti will serve as a managing director and as Executive Vice President, Materials of the Company at an annual salary of not less than $190,000. The agreement also provides for Mr. Grandinetti's participation in an annual incentive compensation plan approved by the supervisory board and for other usual and customary benefits. MTC and the Company agreed to indemnify Mr. Grandinetti against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the management board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Grandinetti would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by the Company's Articles of Association or MTC's charter. If Mr. Grandinetti's employment is terminated by MTC without cause or by Mr. Grandinetti for good reason or due to disability, in exchange for Mr. Grandinetti's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

    C. Garry Hendricks is employed pursuant to an employment contract entered into July 1998 with T.A. Kyser Co. ("Kyser"), MTC and the Company. The employment contract provides that Mr. Hendricks will serve as Vice Chairman of Kyser at an annual salary of not less than $198,450. The agreement also provides that if Mr. Hendricks' employment is terminated by the Company for cause or by Mr. Hendricks for good reason prior to July 2001, Mr. Hendricks will enter into a consulting arrangement with the Company and will continue to receive his base salary until July 2001. Under the agreement, Mr. Hendricks participates in an annual incentive compensation plan approved by the Supervisory Board of the Company and an incentive compensation plan for employees of Kyser and receives other usual and customary benefits. Kyser agreed to indemnify Mr. Hendricks against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as an employee, officer, director or agent in which services are rendered to Kyser. However, Mr. Hendricks would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by Kyser's charter.

    Peter V. Leigh is employed pursuant to an employment contract entered into in September 1999 with MTC and with the Company. The employment contract provides that Mr. Leigh will serve as a managing director of the Company and as the Company's Vice President, Finance and Chief Financial Officer at an annual salary of not less than $180,000. The agreement also provides for Mr. Leigh's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Leigh against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the management board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Leigh would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is expressly prohibited under applicable law or prohibited by the Company's Articles of Association or MTC's charter. If
Mr. Leigh's employment is terminated by MTC without cause or by Mr. Leigh for good reason or due to disability, in exchange for Mr. Leigh's signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

    J. Christopher Levett-Prinsep is employed by Metron Technology (U.K.) Ltd. pursuant to an employment contract entered into in May 1996. The employment contract provides that Mr. Levett-Prinsep will serve as a managing director of the Company and of Metron Technology (U.K.) Ltd. and as President of the Company's European Operations at an annual salary of not less than L103,000, or approximately $173,000. The agreement also provides for Mr. Levett-Prinsep's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The employment contract may be terminated by either party on twelve months' notice.

    Keith Reidy is employed by MTC pursuant to an employment contract entered into in September 1999 with MTC and with the Company. The employment contract provides that Mr. Reidy will serve as a managing director and as Vice President, Marketing of the Company at an annual salary of not less than $200,000. The agreement also provides for Mr. Reidy's participation in an annual incentive compensation plan approved by the Supervisory Board, and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Reidy against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the management board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Reidy would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by the Company's Articles of Association or MTC's charter. If Mr. Reidy's employment is terminated by MTC without cause or by Mr. Reidy for good reason or due to disability, in exchange for Mr. Reidy's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's compensation committee consists of Messrs. Anderson, Dauwalter, Elftmann and Nakanuma.

    None of the current members of the Company's compensation committee is an officer or employee of the Company. Mr. Elftmann is Chairman of the Board and Chief Executive Officer of FSI International, Inc., one of the Company's principals and shareholders. Mr. Dauwalter is Executive Vice President of Fluoroware, a wholly-owned subsidiary of Entegris, Inc., one of the Company's principals and shareholders. See "Certain Transactions" for a more detailed description of the relationship between the Company and each of FSI and Entegris.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Shares as of July 31, 2000 by: (i) each nominee for supervisory director; (ii) each of the managing directors named in the Summary Compensation Table; (iii) all managing directors and supervisory directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Shares. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their Common Shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of each shareholder is c/o Metron Technology N.V., 1350 Old Bayshore Highway, Suite 360, Burlingame, California 94010.

                                                  COMMON SHARES AS OF      TOTAL SHARES
NAME AND ADDRESS                                   JULY 31, 2000 (1)    BENEFICIALLY OWNED   PERCENTAGE
----------------                                  -------------------   ------------------   ----------
Entegris, Inc.(2)...............................       2,690,687             2,708,501          20.4%
  3500 Lyman Boulevard
  Chaska, MN 55318
FSI International, Inc.(3)......................       2,690,687             2,708,501          20.4%
  322 Hazeltime Drive
  Chaska, MN 55318
Joel A. Elftmann(4).............................       2,690,687             2,708,501          20.4%
James E. Dauwalter(5)...........................       2,691,687             2,709,501          20.4%
Robert R. Anderson(6)...........................          44,475                58,539              *
Sho Nakanuma....................................               0                     0              *
Edward D. Segal(7)..............................         761,098             1,192,672           8.7%
J. Christopher Levett-Prinsep(8)................         502,861               572,549           4.3%
C. Garry Hendricks..............................         694,585               694,585           5.2%
Keith Reidy(9)..................................          94,856               169,544           1.2%
Peter V. Leigh(10)..............................               0                94,688              *
Michael A. Grandinetti(11)......................               0                63,438              *
All supervisory directors and managing directors
  as a group (10 persons)(12)...................       7,480,249             8,254,641          58.7%

------------------------

* Represents beneficial ownership of less than one percent of the Company's Common Shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership based on 13,289,361 Common Shares outstanding as of July 31, 2000, which includes 0 shares issuable upon exercise of warrants, together with applicable options for such shareholder. Common shares subject to options currently exercisable, or exercisable within 60 days of July 31, 2000, are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 17,814 shares issuable to Mr. Dauwalter pursuant to an agreement between Mr. Dauwalter and Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.

(3) Includes 17,814 shares issuable to Mr. Elftmann pursuant to an agreement between Mr. Elftmann and FSI in which Mr. Elftmann assigned ownership rights to all shares issuable upon exercise of the options to FSI.

(4) Mr. Elftmann is Chairman of the Board of FSI. The shares listed consist of 2,690,687 shares held by FSI and 17,814 shares issuable pursuant to options exercisable within 60 days of July 31, 2000. Mr. Elftmann disclaims beneficial ownership of all shares held by FSI and of all shares issuable pursuant to the exercise of options, pursuant to an agreement with FSI in which Mr. Elftmann assigned ownership rights to all shares issuable upon exercise of the options to FSI.

(5) Mr. Dauwalter is Executive Vice President and Chief Operating Officer of Entegris. The shares listed consist of 1,000 shares held by Mr. Dauwalter, 2,690,687 shares held by Entegris and 17,814 shares issuable pursuant to options exercisable within 60 days of July 31, 2000. Mr. Dauwalter disclaims beneficial ownership of all shares held by Entegris and of all shares issuable pursuant to the exercise of options, pursuant to an agreement with Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.

(6) Consists of 44,475 shares held by Mr. Anderson and 14,064 shares issuable pursuant to options exercisable within 60 days of July 31, 2000.

(7) Consists of 521,570 shares held by Mr. Segal, 129,528 shares held by Segal Investments LP, an investment partnership of which Mr. Segal is the Managing Partner, 431,574 shares issuable pursuant to options exercisable within 60 days of July 31, 2000, and 110,000 options exercised. Mr. Segal disclaims beneficial ownership of the shares held by Segal Investment LP.

(8) Consists of 477,861 shares held by Mr. Levett-Prinsep, 69,688 shares issuable pursuant to options exercisable within 60 days of July 31, 2000, and 25,000 options exercised.

(9) Consists of 74,856 shares held by Mr. Reidy, 74,688 shares issuable pursuant to options exercisable within 60 days of July 31, 2000, and 20,000 options exercised.

(10) Consists of 94,688 shares issuable pursuant to options exercisable within 60 days of July 31, 2000.

(11) Consists of 63,438 shares issuable pursuant to options exercisable within 60 days of July 31, 2000.

(12) Includes an aggregate of 783,768 shares issuable pursuant to options exercisable within 60 days of July 31, 2000. Also includes an aggregate of 2,708,501 shares held by Entegris, 2,708,501 shares held by FSI and 129,528 shares owned by the investment partnership of Mr. Segal.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

TRANSACTIONS WITH FSI

    As of May 31, 2000, FSI International, Inc. ("FSI") held approximately 20.4% of the Company's outstanding shares. In fiscal 1999 and 2000, products from FSI accounted for 24% and 25% of the Company's revenue, respectively. In addition, Mr. Elftmann, a supervisory director of the Company, is Chairman of the Board of FSI.

    DISTRIBUTION AGREEMENT. In March 1998, the Company and FSI entered into a distribution agreement which has been amended to reflect FSI's sale of its chemical management division in July 1999. Pursuant to the terms of this agreement, FSI and the Company agreed that, with some exceptions, the Company would distribute some of FSI's products and related spare parts in specific countries primarily in Europe and Asia. The Company, as distributor, agreed to use its best efforts to sell the agreed upon products and spare parts in the designated territory. The distribution agreement shall continue until November 21, 2001. Either party may terminate the agreement after the expiration of this initial term by providing at least 12 months prior written notice. In the event that, in connection with a public offering, the agreement with Entegris, Inc. ("Entegris") is amended to change the term and termination provisions which are in effect, and if those terms are more favorable to Entegris, then the agreement with FSI shall be amended to include the terms of the Entegris amendment regarding the term and termination.

    FSI sells products to the Company and the Company receives from FSI discounts ranging from 5% to 20% of the net sales price. The exact percentage varies depending on the product. For some products, the discounts may be renegotiated at the request of FSI if FSI's ownership of the Company drops below 25%. In cases where customers receive discounts off of the net sales price, the discounts are generally divided between FSI and the Company. The actual terms vary depending on product, location and the extent of the discount.

    OTHER AGREEMENTS. FSI is also party to an investor rights agreement which grants FSI registration rights pursuant to the shares it owns. As a supervisory director of the Company, Mr. Elftmann receives yearly option grants. In connection with Mr. Elftmann's service as the Chairman of the Board of FSI, he has entered into an agreement with FSI pursuant to which he agrees to exercise his options to purchase common shares of the Company at the request of FSI, to vote the shares received upon exercise of the options as directed by FSI and to hold title to these shares only as a nominee for FSI, without any beneficial right, ownership, or interest in the shares. In addition, Mr. Elftmann agreed to convey title to the option (if this is permitted by its terms) and any shares received upon exercise of the option to FSI or to sell the shares and remit the proceeds to FSI upon FSI's request.

TRANSACTIONS WITH ENTEGRIS

    As of May 31, 2000, Entegris held approximately 20.4% of the Company's outstanding shares, and in fiscal 1999 and 2000, products from Entegris accounted for 21% and 26% of the Company's revenue, respectively. In addition, Mr. Dauwalter, a supervisory director of the Company, is President and Chief Operating Officer of Entegris.

    DISTRIBUTION AGREEMENTS. In July 1995, the Company and Fluoroware, now a wholly-owned subsidiary of Entegris, entered into a distribution agreement. Pursuant to the terms of this agreement, Entegris and the Company agreed that, with some exceptions, the Company would be the exclusive, independent distributor of some of Entegris's products in specific countries primarily in Europe and Asia. The Company, as distributor, agreed to use its best efforts to sell the agreed-upon products in the designated territory. Unless the contract is terminated under specific conditions, the contract will remain in place until July 5, 2002, and is automatically renewed thereafter for additional terms of two years. The contract can be terminated upon written notification given more than twelve months prior to the expiration of the applicable term. Entegris may sell products for use in the territories on a representative basis, but agrees to pay the Company a commission of 10% of the applicable sales list price of the products for all such sales, which commission may, at the option of Entegris, be divided between the Company and a third party on an equitable basis and consistent with past practices between the Company and Entegris. With certain exceptions, products are sold to the Company at the U.S. domestic sales list prices, less a discount which ranges from 5% to 40% depending on the product, unless another amount is agreed to in writing. In September of 1997, Fluoroware entered into a distribution agreement with Kyser. Pursuant to the terms of this agreement, Fluoroware and Kyser agreed that Kyser would be stocking distributor for specific Fluoroware gas and liquid handling products in certain states in the United States. Kyser, as distributor, agreed to use its best efforts to stock, market and sell products within the states which comprise its territory. The agreement is for a term of five years, expiring August 31, 2002, and, unless either party terminates, the agreement is renewed automatically for successive five-year terms. Notice of termination must be given one year prior to the expiration of the term of the agreement for termination without cause. Termination for cause may occur at any time if specific conditions are met. Fluoroware agreed to sell its products to Kyser at a 15% to 40% discount from the Fluoroware published list price, with the exact percentage dependent on the product. In some instances, Kyser may act as a manufacturer's representative rather than as a stocking distributor. As a manufacturer's representative, Kyser receives a commission of between 10% and 2% of the sales price depending on the discount off of the list price given to the customer and the products sold. In some instances the commission is not specified and is to be negotiated prior to the sale.

    OTHER AGREEMENTS. Entegris is also party to an investor rights agreement which grants Entegris registration rights pursuant to the shares it owns. As a supervisory director of the Company, Mr. Dauwalter receives yearly option grants. In connection with Mr. Dauwalter's service as the Executive Vice President of Fluoroware, he has entered into an agreement with Fluoroware pursuant to which he agrees to exercise his options to purchase common shares of the Company at the request of Fluoroware, to vote the shares received upon exercise of the options as directed by Fluoroware and to hold title to these shares only as a nominee for Fluoroware, without any beneficial right, ownership, or interest in the shares. In addition, Mr. Dauwalter agreed to convey title to the option (if this is permitted by its terms) and any shares received upon exercise of the option to Fluoroware or to sell the shares and remit the proceeds to Fluoroware upon the request of Fluoroware.

INDEBTEDNESS OF MANAGEMENT

    In July 1995, Edward D. Segal, President and Chief Executive Officer entered into a Tax Indemnification Agreement (the "Tax Indemnification Agreement") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, the Company was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" Mr. Segal was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company provided cash advances to Mr. Segal for taxes due for Subpart F income. Advances under the Tax Indemnification Agreement totaled $265,000, of which $202,000 was advanced in fiscal 2000. Repayment of a portion of the advances is required beginning with the first sale of shares owned by Mr. Segal as of the July 1995 acquisition date after a tax year for which Mr. Segal received an advance. The amount of the repayment is determined by reference to the tax which Mr. Segal does not pay as a result of the step-up in basis created by the payment of income taxes on his imputed Subpart F income.

INDEMNITY AGREEMENTS

    See "Employment Agreements and Termination of Employment Arrangements" for a description of indemnification provisions contained in agreements with Named Executive Officers.

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

      10.35(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and
                        Edward D. Segal

      10.36(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and
                        Michael A. Grandinetti

      10.37(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and Peter V.
                        Leigh

      10.38(i)          Employment Agreement dated September 1, 1999 among Metron
                        Technology B.V., Metron Technology Corporation and Keith
                        Reidy

      10.39 Tax Indemnification Agreement dated as of July 6, 1995 by and between Edward J. Segal and Metron Technology, Inc.

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

    (c) See Exhibits listed under Item 14(a)(3).

    (d) Not applicable. See Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on September 15, 2000.

                                                       METRON TECHNOLOGY N.V.

                                                       By:             /s/ EDWARD D. SEGAL
                                                            -----------------------------------------
                                                                         Edward D. Segal
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER AND
                                                                        MANAGING DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:              /s/ PETER V. LEIGH
                                                            -----------------------------------------
                                                                          Peter V. Leigh
                                                                VICE PRESIDENT, FINANCE AND CHIEF
                                                             FINANCIAL OFFICER AND MANAGING DIRECTOR
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

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