Form 10-Q
period 2000-08-31
METRON TECHNOLOGY N V
filed 2000-10-12
CIK 1095099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from_______to________.

                        Commission File Number: 000-27863


                             METRON TECHNOLOGY N.V.

                               -----------------

             (Exact name of registrant as specified in its charter)

           The Netherlands                                  98-0180010
           ---------------                                  ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)

                            1350 Old Bayshore Highway
                                    Suite 360
                          Burlingame, California 94010

                               -----------------

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
Yes    /X/      No    / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                                              Outstanding at September 30, 2000
-------------------                                              ---------------------------------
Common shares, par value NLG  0.96 per share                                13,324,961

METRON TECHNOLOGY N.V.

INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Statements of Income (Unaudited)
             for the Three Months Ended August 31, 1999 and August 31, 2000                               3

          Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Three Months Ended August 31, 1999 and August 31, 2000                                4

          Condensed Consolidated Balance Sheets
            as of May 31, 2000 and August 31, 2000 (Unaudited)                                            5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended August 31, 1999 and August 31, 2000                                6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       15

Part II.  Other Information

Item 1.  Legal Proceedings                                                                                16

Item 2.  Changes in Securities and Use of Proceeds                                                        16

Item 3.  Defaults Upon Senior Securities                                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                                              16

Item 5.  Other Information                                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                                 24

Signature                                                                                                 25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)

                                                                                               THREE MONTHS ENDED
                                                                                             AUGUST 31     AUGUST 31
                                                                                             ---------     ---------
                                                                                               1999          2000
                                                                                               ----          ----
Net revenue.............................................................................       $69,473      $121,004
Cost of revenue.........................................................................        57,332        98,983
                                                                                             ---------     ---------
Gross profit............................................................................        12,141        22,021
Selling, general, administrative, and other expenses....................................        10,489        15,894
                                                                                             ---------     ---------
Operating income .......................................................................         1,652         6,127
Equity in net loss of joint ventures....................................................           (85)          (69)
Other income (expense), net.............................................................          (198)           17
                                                                                             ---------     ---------
Income before income taxes..............................................................         1,369         6,075
Provision for income taxes..............................................................           466         2,423
                                                                                             ---------     ---------
Net income..............................................................................          $903        $3,652
                                                                                             =========     =========

Earnings per common share
   Basic................................................................................        $0.09         $0.28
   Diluted..............................................................................        $0.08         $0.26


See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)


                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                            AUGUST 31     AUGUST 31
                                                                                            ---------     ---------
                                                                                               1999          2000
                                                                                               ----          ----
Net income.............................................................................        $903        $3,652
Other comprehensive loss...............................................................         (27)         (605)
                                                                                            ---------     ---------
Comprehensive income...................................................................        $876        $3,047
                                                                                            =========     =========

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                            MAY 31       AUGUST 31
                                                                                             2000           2000
                                                                                             ----           ----
                                                                                                        (UNAUDITED)
 ASSETS
    Cash and cash equivalents..........................................................      $22,911        $20,971
    Short-term investments.............................................................        3,249              -
    Accounts receivable, net...........................................................       82,433         87,906
    Inventories, net...................................................................       40,445         43,976
    Prepaid expenses and other current assets..........................................       10,723         11,150
                                                                                          ------------   ------------
       Total current assets............................................................      159,761        164,003
    Property, plant, and equipment, net................................................       10,253         13,298
    Intangible assets, net.............................................................        9,758          9,457
    Investments in joint ventures......................................................          827          1,758
    Other assets.......................................................................          770            790
                                                                                          ------------   ------------
       Total Assets....................................................................     $181,369       $189,306
                                                                                          ============   ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable...................................................................      $30,489        $34,892
    Amounts due affiliates.............................................................       38,372         30,401
    Accrued wages and employee-related expenses........................................        7,634          6,842
    Deferred revenue for installation and warranty.....................................        5,247          7,105
    Short term borrowings and current portion of long-term debt........................       13,140         16,861
    Amounts payable to shareholders....................................................          204            204
    Other current liabilities..........................................................       10,288         13,277
                                                                                          ------------   ------------
       Total current liabilities.......................................................      105,374        109,582

 Long-term debt, excluding current portion.............................................        1,227          1,205
 Deferred credits and other long-term liabilities......................................        2,253          2,259
                                                                                          ------------   ------------
       Total liabilities...............................................................      108,854        113,046
                                                                                          ------------   ------------
 Commitments...........................................................................            -              -
                                                                                          ------------   ------------

 Shareholders' Equity:
    Preferred shares, par value NLG 0.96...............................................            -              -
    Common shares and additional paid-in capital, par value NLG 0.96...................       39,517         40,217
    Retained earnings..................................................................       37,938         41,589
    Cumulative other comprehensive loss................................................       (4,809)        (5,415)
    Treasury shares....................................................................         (131)          (131)
                                                                                          ------------   ------------
       Total shareholders' equity......................................................       72,515         76,260
                                                                                          ------------   ------------
       Total Liabilities and Shareholders' Equity......................................     $181,369       $189,306
                                                                                          ============   ============

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)


                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                          AUGUST 31      AUGUST 31
                                                                                          ---------      ---------
                                                                                             1999           2000
                                                                                             ----           ----
 Cash flows from (used for) operating activities:
    Net income.........................................................................        $903         $3,652
 Adjustments to reconcile net income for items currently not affecting operating cash flows:
       Depreciation and amortization...................................................         682          1,061
       Provision for inventory valuation and bad debts.................................         242          1,040
       Deferred income taxes...........................................................         291           (134)
       Equity in net loss of joint venture.............................................          85             69
       Loss (gain) on disposition of assets............................................          15             (5)
       Changes in assets and liabilities:
         Accounts receivable...........................................................      (6,989)        (5,816)
         Inventories...................................................................        (464)        (4,289)
         Prepaid expenses and other current assets.....................................          45           (383)
         Accounts payable..............................................................       2,834          4,403
         Amounts due affiliates........................................................       5,699         (7,971)
         Accrued wages and employee-related expenses...................................        (767)          (792)
         Deferred revenue for installation and warranty................................         763          1,858
         Other current liabilities.....................................................        (522)         2,989
                                                                                          ---------      ---------
            Net cash flows from (used for) operating activities........................       2,817         (4,318)
                                                                                          ---------      ---------

 Cash flows (used for) investing activities:
       Additions to property, plant, and equipment.....................................        (377)        (3,979)
       Proceeds from the sale of property, plant, and equipment........................         190             18
       Equity investment in joint venture..............................................           -         (1,000)
       Other assets....................................................................          33             (6)
       Other long-term liabilities.....................................................          (5)            75
                                                                                          ---------      ---------
            Net cash flows (used for) investing activities.............................        (159)        (4,892)
                                                                                          ---------      ---------

 Cash flows from financing activities:
       Sales of short-term investments.................................................           -          3,249
       Proceeds in short-term borrowings...............................................       4,060          3,647
       Proceeds from issuance of long-term debt........................................           -            216
       Principal payments on long-term debt............................................         (77)          (140)
       Purchase of treasury stock......................................................         (62)            -
       Proceeds from issuance of common shares.........................................          -             700
            Net cash flows from financing activities..................................        3,921          7,672
                                                                                          ---------      ---------
 Effect of exchange rate changes on cash and cash equivalents..........................         (52)          (402)
                                                                                          ---------      ---------
 Net change in cash and cash equivalents...............................................       6,527         (1,940)
 Beginning cash and cash equivalents...................................................      10,601         22,911
                                                                                          ---------      ---------
 Ending cash and cash equivalents......................................................     $17,128        $20,971
                                                                                          =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM INFORMATION

The interim consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") for the three months ended August 31, 1999 and August 31, 2000, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at August 31, 2000, and the results of its operations and its cash flows for the three month periods ended August 31, 1999 and August 31, 2000. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Report on Form 10-K/A as filed with the SEC.

         EARNINGS PER SHARE

         Basic earnings per common share are based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented the reported net income was used in the computation of basic and diluted earnings per common share.

         A reconciliation of the shares used in the computation follows:

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                            AUGUST 31     AUGUST 31
                                                                                            ---------     ---------
                                                                                              1999          2000
                                                                                              ----          ----
                                                                                             (SHARES IN THOUSANDS)
Shares used for basic earnings per common share.......................................        10,104        13,278
Shares used for stock options having a dilutive effect................................         1,075           716
                                                                                            ---------     ---------
Shares used for diluted earnings per share............................................        11,179        13,994
                                                                                            =========     =========

         Options to purchase 861,100 common shares of the Company were excluded from the calculation of diluted earnings per share for the three month period ended August 31, 2000, because their effect was anti-dilutive. These anti-dilutive securities have a weighted-average exercise price of $14.94. Excluded securities could potentially dilute basic earnings per share in the future.

2.        SEGMENT AND GEOGRAPHIC DATA

         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of June 1, 1998. This Statement establishes standards for the reporting of information about operating segments in annual and in interim financial reports issued to shareholders.

         Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer, and on the nature of the products offered to customers. Reportable segments are the equipment division, which includes certain specialized process chemicals, spare part sales, and equipment service; the materials division, which includes components used in construction and maintenance; and other, which includes finance, administration and corporate functions.

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

         SEGMENT INFORMATION

                                                                       EQUIPMENT      MATERIALS       OTHER        TOTAL
                                                                        DIVISION      DIVISION        -----        -----
                                                                        --------      --------
                                                                            (DOLLARS IN THOUSANDS)
          Three months ended August 31, 1999
             Net revenues...........................................    $36,807        $32,666            $-       $69,473
             Income (loss) before tax...............................     $1,877         $3,196       $(3,704)       $1,369
             Assets.................................................    $42,844        $30,371       $39,216      $112,431


          Three months ended August 31, 2000
             Net revenues...........................................    $58,648        $62,356            $-      $121,004
             Income (loss) before tax...............................     $4,234         $7,395       $(5,554)       $6,075
             Assets.................................................    $85,978        $91,291       $12,037      $189,306



         GEOGRAPHIC INFORMATION

                                                                                            THREE MONTHS ENDED
                                                                                            ------------------
                                                                                         AUGUST 31       AUGUST 31
                                                                                         ---------       ---------
                                                                                            1999           2000
                                                                                            ----           ----
                                                                                          (DOLLARS IN THOUSANDS)
Net revenues:
   United States.....................................................................    $18,423         $29,931
   United Kingdom....................................................................      7,702          17,936
   Hong Kong.........................................................................      9,535          15,685
   Singapore.........................................................................      8,610          15,290
   Germany...........................................................................      9,701          11,386
   France............................................................................      4,867           8,523
   The Netherlands...................................................................      2,558           5,842
   Other nations.....................................................................      8,077          16,411
                                                                                      ------------  ------------
Geographic totals....................................................................    $69,473        $121,004
                                                                                      ============  ============

                                                                                           MAY 31        AUGUST 31
                                                                                           ------        ---------
                                                                                            2000           2000
                                                                                            ----           ----

                                                                                          (DOLLARS IN THOUSANDS)
 Assets:
    United States....................................................................    $38,672          $48,538
    United Kingdom...................................................................     35,460           37,311
    Singapore........................................................................     26,344           21,130
    Hong Kong........................................................................     19,574           18,985
    Germany..........................................................................     13,043           15,313
    France...........................................................................     18,569           13,780
    The Netherlands..................................................................     11,153           10,281
    Other nations....................................................................     18,554           23,968
                                                                                      ------------    ------------
 Geographic totals...................................................................   $181,369         $189,306
                                                                                      ============    ============

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has engage in limited hedging activities to reduce the exposure to exchange risks arising from fluctuations in foreign currency, but has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

         In March 2000 the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25. FIN 44 provides guidance on the application of APB 25 for stock compensation involving employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company's adoption of FIN 44 did not have a material effect on its consolidated financial statements.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, included in Metron's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2000, filed with the SEC.

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

         In each of our three month periods ended August 31, 1999 and August 31, 2000, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 25.5% and 22.7% of total revenue for the three months ended August 31, 1999 and August 31, 2000, respectively. Revenue from the sale of products manufactured by Entegris were 22.8% and 27.9% of total revenue for the three months ended August 31, 1999 and August 31, 2000, respectively. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders, and each hold 20.2% of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

         We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three periods ended August 31, 1999 and August 31, 2000:

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                        AUGUST 31     AUGUST 31
                                                                        ---------     ---------
                                                                           1999          2000
                                                                        (DOLLARS IN THOUSANDS)
Net revenue
   Europe.........................................................       $31,705       $57,247
   Asia...........................................................        19,345        33,827
   United States..................................................        18,423        29,930
                                                                        ---------     ---------
      Total net revenue...........................................       $69,473      $121,004
                                                                        =========     =========



                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                        AUGUST 31     AUGUST 31
                                                                        ---------     ---------
                                                                          1999          2000
                                                                          ----          ----
                                                                      (PERCENTAGE OF NET REVENUE)
Net revenue
   Europe.........................................................         45.7%         47.3%
   Asia...........................................................         27.8          28.0
   United States..................................................         26.5          24.7
                                                                        ---------     ---------
      Total net revenue...........................................        100.0%        100.0%
                                                                        =========     =========



         We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions for which the products are generally shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders and the timing of product shipments by the equipment manufacturer.

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

RESULTS OF OPERATIONS

         Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1998 and 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. During the fourth quarter of our fiscal 1999 the semiconductor industry began to recover from the slowdown and, as a result, the Company returned to profitable operations. The recovery has continued through our first quarter of fiscal 2001.

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

         The following tables present certain consolidated statements of operations data in dollars and as a percentage of net revenue for the three month periods ended August 31, 1999 and August 31, 2000.

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                            AUGUST 31     AUGUST 31
                                                                                            ---------     ---------
                                                                                               1999          2000
                                                                                               ----          ----
Net revenue............................................................................        100.0%         100.0%
Cost of revenue........................................................................         82.5           81.8
                                                                                            ---------     ---------
Gross margin...........................................................................         17.5           18.2
Selling, general, administrative, and other expenses...................................         15.1           13.1
                                                                                            ---------     ---------
Operating margin.......................................................................          2.4%           5.1%
                                                                                            =========     =========

         The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                            AUGUST 31     AUGUST 31
                                                                                            ---------     ---------
                                                                                              1999          2000
                                                                                              ----          ----
Net revenue (Dollars in millions)
   Materials division.................................................................          $32.7         $62.4
   Equipment division.................................................................           36.8          58.6

Net revenue
   Materials division.................................................................           47.0%         51.5%
   Equipment division.................................................................           53.0          48.5

Gross margins
   Materials division.................................................................           21.3%         20.9%
   Equipment division.................................................................           14.1          15.3


THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue for the three months ended August 31, 2000 was $58.6 million, an increase of $21.8 million or 59.3% from the three months ended August 31, 1999. Revenues were higher in all geographic regions due to the continued growth of the semiconductor equipment industry. The division's revenue decreased as a percentage of total revenue for Metron owing to the even higher growth of materials division revenue.

      MATERIALS DIVISION. The materials division's net revenue for the three months ended August 31, 2000 was $62.4 million, an increase of $29.7 million or 90.9% from the three months ended August 31, 1999. The division recorded higher revenue in all regions, with particularly strong growth coming from Asia.


GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin of 15.3% increased 120 basis points (a basis point is 1/100 of 1%) for the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The increase in gross margin for the three months ended August 31, 2000 compared to the three months ended August 31, 1999 was due principally to the higher proportion of division revenue represented by an almost 400% increase in commission revenues.

      MATERIALS DIVISION. The gross margin of the materials division decreased 40 basis points for the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The slight decline was due to the higher proportion of sales coming from fab construction activity where order sizes are typically larger and gross margins typically tighter.

EXPENSES

SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the three months ended August 31, 2000 were $15.9 million, up $5.4 million or 51.5% from the $10.5 million incurred in the three months ended August 31, 1999. The increase is due principally to an increase in the number of employees and to higher travel expenses. Shieldcare, acquired during our fourth quarter of fiscal 2000, accounted for $0.4 million of the increase in our first quarter of fiscal 2001. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.


OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense) for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                            AUGUST 31     AUGUST 31
                                                                                            ---------     ---------
                                                                                              1999          2000
                                                                                              ----          ----
                                                                                            (DOLLARS IN THOUSANDS)
Foreign exchange loss..................................................................       $(114)         $(23)
Interest income........................................................................          69           238
Interest expense.......................................................................        (263)         (313)
Miscellaneous income...................................................................         110           114
                                                                                            ---------     ---------
Other income (expense).................................................................       $(198)          $17
                                                                                            =========     =========

         We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended August 31, 1999 and August 31, 2000, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

         Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

PROVISION FOR INCOME TAXES. In July 2000, the German parliament unexpectedly approved legislation which will decrease the income rate for corporations from 51.9% to 38.2%. If enacted, the rate reduction will require the Company to reduce its deferred tax asset associated with temporary differences and the carryforward of net operating losses for our German subsidiary. We initially expected to record the additional deferred tax expense as a result of this tax rate reduction in our first quarter of fiscal 2001. However, until the German tax reform is enacted, our deferred tax provision will retain the higher German tax rate. We now expect the tax reform to be enacted during our second quarter of fiscal 2001, and estimate we will incur an additional deferred income tax expense of approximately $280,000 for the reduction of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our principal requirement for capital is for working capital to finance receivables and inventories. Our working capital, current assets less current liabilities, at August 31, 2000 was $54.4 million and remained unchanged from our working capital at May 31, 2000. Our current ratio, current assets divided by current liabilities, was 1.5 at both May 31, 2000 and August 31, 2000.

 OPERATING ACTIVITIES. In the three months ended August 31, 2000 we used cash totaling $4.3 million in our operating activities. Our net income and the $2.0 million net total of non-cash income statement items totaled $5.7 million which was more than offset by the net increase of $10.0 million in assets and liabilities. In the three months ended August 31, 1999 we generated cash totaling $2.8 million in our operating activities. Our net income and the $1.3 million net total of non-cash income statement items totaled $2.2 million, and changes in our net assets and liabilities generated a further $0.6 million. The net total of income statement items which did not affect operating cash flows increased in the three months ended August 31, 2000 by $0.7 million primarily as a result of increases in the amounts we provide for reserves for inventory valuation and bad debts and an increase in quarterly amortization and depreciation. The significant increase in our revenues this year also required significant increases in accounts receivable, inventories and prepaid expenses, which were only partially offset by increases in accounts payable and in other liabilities.

 INVESTING ACTIVITIES. Our capital expenditures for property, plant and equipment totaled $0.4 million for the first three months of fiscal 2000, and $4.0 million for the same period in fiscal 2001. Approximately $2.9 million of our capital expenditures in fiscal 2001 was for our new parts cleaning facility in Singapore, and we invested $0.3 million in our new operations management information system. We expect that our capital expenditures in fiscal 2001 will total about $8.9 million, of which $3.5 million relates to the establishment of a parts cleaning facility in Singapore, and $1.9 million pertains to the initial phase of our new operations management information system. We estimate the costs of the new management information system could total $4.0 to $5.0 million over a 24 to 36 month period. In August 2000, we invested $1.0 million for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used in semiconductor fabrication manufacturing facilities.

 FINANCING ACTIVITIES. During the three-month period ending August 31, 1999, we satisfied our funding requirements principally from internally generated funds and our various borrowing facilities. During the three-month period ending August 31, 2000, we satisfied our funding requirements from the sale of our short-term investments and from internally generated funds and our various borrowing facilities. In addition, we received $0.7 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees.

         We do not anticipate that we will need to raise additional capital to permit us to conduct our operations in the ordinary course of business. However, we may need to raise additional capital for significant acquisitions or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such significant transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. However, our future growth, including potential acquisitions, may require additional external financing, and from time to time we may need to raise additional funds through public or private sales of equity and/or additional borrowings. If we are unable to obtain this additional funding, we might have to curtail our expansion plans. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

         The following table summarizes our material borrowing facilities as of August 31, 2000:


                                                                        U.S. $
                                                                      EQUIVALENT      AMOUNT                      RECENT
                                                                      FACILITY      CURRENTLY       AMOUNT       INTEREST
                                                                        AMOUNT      OUTSTANDING    AVAILABLE       RATE
                                                                        ------      -----------    ---------       ----
                                                                                      (DOLLARS IN THOUSANDS)
        Compass Bank...............................................      $11,000       $10,068          $932        7.50%
        Deutsche Bank..............................................        3,654         2,369         1,285        7.5%
        Royal Bank of Scotland.....................................        2,886         2,256           630        7.25%
        All Others.................................................        4,480         3,373         1,107   5.0 to 8.5%
                                                                       ----------    ----------     ---------
        Total......................................................      $22,020       $18,066        $3,954
                                                                       ==========    ==========     =========


EFFECT OF CURRENCY EXCHANGE RATE AND EXCHANGE RATE RISK MANAGEMENT

         A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While many of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

         In addition, the transition period from legacy currencies to the Euro currently is set to expire January 1, 2002. One of the goals of our project to install a new management information system is to accommodate the eventual elimination of the legacy currencies.

MARKET RISK

         At August 31, 2000 we had aggregate forward exchange contracts in various currencies as follows:

                                                                          WEIGHTED AVERAGE     FAIR
                                                                          ----------------     ----
        CONTRACT AMOUNT US$000           BUY                  SELL          CONTRACT RATE      VALUE     EXPIRATION DATE
        ----------------------           ---                  ----          -------------      -----     ---------------

                                                  (DOLLARS IN THOUSANDS)

                $3,757          Japanese Yen                   -                 107.29          $35     March 2001
                $2,500          Singapore Dollar               -                   1.73          (17)    November 2000
                $2,300          Israeli Shekel                 -                   4.06         (128)    March 2001
                $2,500          Italian Lira                   -               2,140.00           69     September 2000
                $1,500          Deutschmark                    -                   2.18           19     October 2000
                $1,200          French Franc                   -                   7.25          107     October 2000
                                                                                             --------
                                                                                                 $85
                                                                                             ========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Part I, Item 2 of this report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION


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

         If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the three month period ended August 31, 2000, 23% of our total revenue was generated from the sale of products manufactured by FSI and 28% from the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters" and "Certain Transactions." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

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

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL, AND THEREFORE, A DOWNTURN MAY RESULT IN POOR OPERATING RESULTS.

         The downturn in the semiconductor industry from mid-1996 until the end of 1998 had a material adverse effect on our operating results. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. From 1996 through 1998, the semiconductor industry experienced a downturn, which led semiconductor manufacturers to delay or cancel capital expenditures. During this downturn, some of our customers delayed or canceled purchases of semiconductor materials and equipment, which had a negative impact on our sales, gross profits and operating results. We cannot predict when future downturns will occur or how they will affect us.

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

WE EXPECT CONTINUED DOWNWARD PRESSURE ON THE GROSS MARGINS OF THE PRODUCTS WE SELL, AND AS A RESULT, IF WE ARE UNABLE TO CONTINUE TO DECREASE OUR OPERATING EXPENSES AS A PERCENTAGE OF SALES, WE WILL BE UNABLE TO INCREASE OR MAINTAIN OUR OPERATING MARGINS.

         Particularly during industry down cycles, pressure on the gross margins of the products we sell is intense and can adversely impact our financial performance. We have experienced significant downward pressure on our gross margins mainly as a result of sales discounts offered by our competitors and pressure from our customers to reduce prices and from our principals to reduce the discounts they provide to us. This, in turn, has put significant downward pressure on our operating margins. To maintain or increase our gross margins, we must develop and maintain relationships with principals who introduce new products and product enhancements on a timely basis. As a result of continued pressure on gross margins, we must find ways to decrease our selling, general, administrative and other expenses as a percentage of sales to increase or maintain our operating margins. If our principals cannot continue to innovate, if we cannot maintain our relationships with innovating principals, or if we cannot successfully manage our selling, general, administrative and other expenses, our operating margins may decrease. If our operating margins decline as a result of these factors, our business would be harmed.

OUR EMPLOYMENT COSTS IN THE SHORT TERM ARE TO A LARGE EXTENT FIXED, AND THEREFORE ANY UNEXPECTED REVENUE SHORTFALL COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our operating expense levels are based in significant part on our head count, which is generally driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. In particular, approximately half of our employees are in Europe, and the costs associated with any reductions of our labor force in Europe are high. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

WE MAY BEAR INVENTORY RISK DUE TO AN INABILITY TO RETURN PRODUCTS, AND IF WE ARE UNABLE TO MANAGE OUR INVENTORY EFFECTIVELY, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

         We bear inventory risk because we generally take title to the products we sell when we receive them from our principals, and we cannot always return products to the principal in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the industry downturn in 1997 and 1998, we had excess inventory for which we booked reserves in both the United States and Asia. Typically, products cannot be returned to principals after they have been in our inventory for a certain period of time; this time period varies depending on the product and the principal. In addition, although it is typical when a relationship with a principal terminates for that principal to repurchase most of the inventory we have of that principal's products, it is possible under certain circumstances that a principal may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a principal cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial condition.

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

- The Timing Of Product Shipments By Our Principals. For the most part, we recognize sales upon the shipment of goods to our customers. Most of the equipment and some of the materials we sell is shipped by the principal directly to our customers, and we do not necessarily have any control over the timing of a particular shipment. If we are unable to recognize revenue for a particular sale in the quarter in which that sale was expected, our operating results in that particular quarter will be negatively affected.

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

         Although we have begun efforts to develop an e-commerce strategy, we have not implemented a process to sell to our customers over the Internet. Because our principals grant us the right to sell their products only for specific territories and sales conducted over the Internet may occur anywhere around the globe, it is difficult to adopt e-commerce practices in this industry. If our principals decide to directly distribute their products over the Internet, if our competitors develop a successful strategy for engaging in e-commerce or if our customers require e-commerce capabilities which we are unable to provide, we may lose customers, which would have a negative impact on our revenue and on our operating results.

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

         As a Netherlands "NAAMLOZE VENNOOTSCHAP," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law the issuance of shares of a N.V. company must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred, and may designate the Metron board of supervisory directors as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the supervisory board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Metron articles, the supervisory board has the authority to adopt resolutions to issue shares until five years from the date of the deed of conversion from a B.V. to an N.V. and the related amendment of the articles. This authorization of the supervisory board may be renewed by the shareholders from time to time. As a result, our supervisory board currently has the authority to issue common and preferred shares without shareholder approval.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are "forward-looking statements." These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under "Risk Factors" and elsewhere in this report.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Item              Description
----              -----------
27.1              Financial Data Schedule

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended August 31, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



METRON TECHNOLOGY N.V.


Date:  October 12, 2000             /S/ PETER V. LEIGH
                                    ------------------

                                    Peter V. Leigh
                                    Vice President, Finance
                                    Signing on behalf of the registrant
                                    and as principal accounting officer