Form 10-Q
period 2000-11-30
METRON TECHNOLOGY N V
filed 2001-01-16
CIK 1095099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2000

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

                             ----------------------

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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                             Outstanding at December 31, 2000
-------------------                             --------------------------------
Common shares, par value NLG 0.96 per share                           13,870,678

METRON TECHNOLOGY N.V.

INDEX


                                                                                                      PAGE NO.
                                                                                                      -------
Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Statements of Income (Unaudited)
             for the Three and Six Months Ended November 30, 1999 and November 30, 2000                    3

          Condensed Consolidated Statements of Comprehensive Income (Unaudited)
            for the Three and Six Months Ended November 30, 1999 and November 30, 2000                     4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of May 31, 2000 and November 30, 2000                                                       5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended November 30, 1999 and November 30, 2000                               6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        18

Part II.  Other Information

Item 1.  Legal Proceedings                                                                                 18

Item 2.  Changes in Securities and Use of Proceeds                                                         18

Item 3.  Defaults Upon Senior Securities                                                                   18

Item 4.  Submission of Matters to a Vote of Security Holders                                               18

Item 5.  Other Information                                                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                                                  28

Signature                                                                                                  29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)

                                                                     THREE MONTHS                SIX MONTHS
                                                                  ENDED NOVEMBER 30,         ENDED NOVEMBER 30,
                                                                  ------------------         ------------------
                                                                   1999        2000           1999        2000
                                                                   ----        ----           ----        ----
  Net revenue..................................................      $74,163     $139,773       $143,636    $260,777
  Cost of revenue..............................................       61,013      115,050        118,345     214,034
                                                                  -----------  ----------    ------------ ----------
  Gross profit.................................................       13,150       24,723         25,291      46,743
  Selling, general, administrative, and other expenses.........       11,069       17,567         21,558      33,461
                                                                  -----------  ----------    ------------ ----------
  Operating income.............................................        2,081        7,156          3,733      13,282
  Equity in net loss of joint ventures.........................          (44)         (95)          (129)       (164)
  Other income (expense), net..................................          302         (138)           104        (121)
                                                                  -----------  ----------    ------------ ----------
  Income before income taxes...................................        2,339        6,923          3,708      12,997
  Provision for income taxes...................................          853        3,075          1,319       5,498
                                                                  -----------  ----------    ------------ ----------
  Net income...................................................       $1,486       $3,848         $2,389      $7,499
                                                                  ===========  ==========    ============ ==========

  Earnings per common share
     Basic.....................................................        $0.14        $0.29          $0.23       $0.56
     Diluted...................................................        $0.13        $0.28          $0.21       $0.53

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)


                                                                     THREE MONTHS                SIX MONTHS
                                                                  ENDED NOVEMBER 30,         ENDED NOVEMBER 30,
                                                                  ------------------         ------------------
                                                                   1999        2000           1999        2000
                                                                   ----        ----           ----        ----
  Net income...................................................      $1,486      $3,848         $2,389      $7,499
  Other comprehensive loss.....................................        (196)     (1,558)          (223)     (2,163)
                                                                  ----------   --------      ----------   --------
  Comprehensive income.........................................      $1,290      $2,290         $2,166      $5,336
                                                                  ==========   ========      ==========   ========

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)



                                                                                           MAY 31,      NOVEMBER 30,
                                                                                             2000           2000
                                                                                        -------------- -------------
 ASSETS
    Cash and cash equivalents..........................................................      $22,911        $25,326
    Short-term investments.............................................................        3,249              -
    Accounts receivable, net...........................................................       82,433        105,643
    Inventories, net...................................................................       40,445         48,135
    Prepaid expenses and other current assets..........................................       10,723         11,218
                                                                                        -------------- --------------
       Total current assets............................................................      159,761        190,322
    Property, plant, and equipment, net................................................       10,253         14,311
    Intangible assets, net.............................................................        9,758          9,156
    Long-term investments..............................................................          827          1,663
    Other assets.......................................................................          770            827
                                                                                        -------------- --------------
       Total Assets...................................................................      $181,369       $216,279
                                                                                        ============== ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable...................................................................      $30,489        $45,732
    Amounts due affiliates.............................................................       38,372         44,709
    Accrued wages and employee-related expenses........................................        7,634          8,104
    Deferred revenue for installation and warranty.....................................        5,247          9,499
    Short term borrowings and current portion of long-term debt........................       13,140         12,866
    Amounts payable to shareholders....................................................          204            204
    Other current liabilities..........................................................       10,288         13,376
                                                                                        -------------- --------------
       Total current liabilities.......................................................      105,374        134,490

 Long-term debt, excluding current portion.............................................        1,227          1,177
 Deferred credits and other long-term liabilities......................................        2,253          1,986
                                                                                        -------------- --------------
       Total liabilities...............................................................      108,854        137,653
                                                                                        -------------- --------------

 Commitments...........................................................................            -              -

 Shareholders' Equity:
    Preferred shares, par value NLG 0.96...............................................            -              -
    Common shares and additional paid-in capital, par value NLG 0.96...................       39,517         40,292
    Retained earnings..................................................................       37,938         45,437
    Cumulative other comprehensive loss................................................       (4,809)        (6,972)
    Treasury shares....................................................................         (131)          (131)
                                                                                        -------------- --------------
       Total shareholders' equity......................................................       72,515         78,626
                                                                                        -------------- --------------
       Total Liabilities and Shareholders' Equity......................................     $181,369       $216,279
                                                                                        ============== ==============

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                                            SIX MONTHS
                                                                                         ENDED NOVEMBER 30,
                                                                                       ---------------------
                                                                                         1999         2000
                                                                                         ----         ----
 Cash flows from (used for) operating activities:
    Net income .....................................................................   $  2,389    $  7,499
 Adjustments to reconcile net income for items currently not affecting operating cash flows:
       Depreciation and amortization ...............................................      1,073       2,321
       Provision for inventory valuation and bad debts .............................        206       2,067
       Deferred income taxes .......................................................        157         291
       Equity in net loss of joint venture .........................................        129         164
       Gain on sale of stock warrant ...............................................       (184)         --
       Gain on disposition of assets ...............................................        (29)         (9)
       Changes in assets and liabilities:
         Accounts receivable .......................................................    (16,669)    (23,853)
         Inventories ...............................................................     (5,035)     (9,333)
         Prepaid expenses and other current assets .................................        988        (780)
         Accounts payable ..........................................................      7,995      15,243
         Amounts due affiliates ....................................................      5,675       6,337
         Accrued wages and employee-related expenses ...............................        254         470
         Deferred revenue for installation and warranty ............................        699       4,252
         Other current liabilities .................................................       (472)      3,088
                                                                                       ---------- ----------
            Net cash flows from (used for) operating activities ....................     (2,824)      7,757
                                                                                       ---------- ----------

 Cash flows used for investing activities:
       Additions to property, plant, and equipment .................................       (860)     (6,227)
       Proceeds from sale of property, plant, and equipment ........................        595          29
       Proceeds from sale of stock warrant .........................................        184          --
       Equity investment in joint venture ..........................................       (161)     (1,000)
       Other assets ................................................................         72        (237)
       Other long-term liabilities .................................................       (158)        (99)
                                                                                       ---------- ----------
            Net cash flows used for investing activities ...........................       (328)     (7,534)
                                                                                       ---------- ----------

 Cash flows from financing activities:
       Purchases of short-term investments .........................................    (21,833)         --
       Proceeds from sales of short-term investments ...............................         --       3,249
       Net proceeds (repayment) of short-term borrowings ...........................      2,509        (410)
       Proceeds from issuance of long-term debt ....................................         62         372
       Principal payments on long-term debt ........................................       (163)       (170)
       Amounts payable to shareholders .............................................       (862)        (62)
       Net proceeds from issuance of common shares .................................     27,043         774
                                                                                       ---------- ----------
            Net cash flows from financing activities ...............................      6,756       3,753
                                                                                       ---------- ----------
 Effect of exchange rate changes on cash and cash equivalents ......................       (112)     (1,562)
                                                                                       ---------- ----------
 Net change in cash and cash equivalents ...........................................      3,492       2,415
 Beginning cash and cash equivalents ...............................................     10,601      22,911
                                                                                       ---------- ----------
 Ending cash and cash equivalents ..................................................   $ 14,093    $ 25,326
                                                                                       ========== ==========

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED INTERIM INFORMATION

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Report on Form 10-K/A as filed with the SEC.

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

      A reconciliation of the shares used in the computation follows:

                                                                          THREE MONTHS                SIX MONTHS
                                                                       ENDED NOVEMBER 30,         ENDED NOVEMBER 30,
                                                                       ------------------         ------------------
                                                                        1999        2000           1999        2000
                                                                        ----        ----           ----        ----

                                                                                    (SHARES IN THOUSANDS)

       Shares used for basic earnings per common share..............    10,430      13,334         10,268      13,306
       Potential common shares having a dilutive effect.............     1,017         646            996         746
                                                                       --------    --------       --------    --------
       Shares used for diluted earnings per common share............    11,447      13,980         11,264      14,052
                                                                       ========    ========       ========    ========

      Options to purchase 489,772 and 368,804 common shares of the Company were excluded from the calculation of diluted earnings per share for the three and six-month periods ended November 30, 2000, respectively, because their effect was anti-dilutive. For both periods, these anti-dilutive securities have a weighted-average exercise price of $14.85. Excluded potential common shares could dilute earnings per share in the future. There were no options excluded from the calculation of diluted earnings per share for the three and six-month periods ended November 30, 1999.

2.    ACQUISITION OF INTEC

Effective November 17, 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. Intec is a supplier of cleanroom products and manufactures cleanroom garments in Singapore and Malaysia. Metron intends to use the assets acquired in the transaction to continue the operations of Intec. The transaction will be accounted for as a purchase, and will be reflected in the Company's consolidated financial statements as of December 1, 2000. The results of Intec's operations from November 17, 2000 through November 30, 2000 were insignificant to the consolidated financial statements of the Company. In addition, the purchase price of Intec was insignificant to Metron's consolidated balance sheet as of November 30, 2000. Accordingly, the Company excluded its investment in Intec and Intec's results from its consolidated financial statements.

As consideration for the acquisition, Metron issued 475,000 of the Company's common shares at an average share price of $8.29 for a total consideration of approximately $3,937,000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3,166,000 will be recorded as goodwill and amortized on a straight-line basis over 10 years.

3.    SEGMENT AND GEOGRAPHIC DATA

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

      Segment operating results are measured based on net income (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, short and long-term investments and assets related to the administrative headquarters of the Company.

      SEGMENT INFORMATION

                                                                       EQUIPMENT     MATERIALS       OTHER        TOTAL
                                                                       DIVISION      DIVISION        -----        -----
                                                                       ---------     ---------

                                                                                    (DOLLARS IN THOUSANDS)

          Three months ended November 30, 1999
             Net revenue............................................    $36,835        $37,328            $-        $74,163
             Income (loss) before income taxes......................     $2,644         $3,045       $(3,350)        $2,339

          Three months ended November 30, 2000
             Net revenue............................................    $72,741        $67,032            $-      $139,773
             Income (loss) before income taxes......................     $5,208         $6,580       $(4,865)       $6,923

          Six months ended November 30, 1999
             Net revenue............................................    $73,642        $69,994            $-       $143,636
             Income (loss) before income taxes......................     $4,531         $6,241       $(7,064)        $3,708
             Assets.................................................    $47,252        $31,173       $66,020       $144,445

          Six months ended November 30, 2000
             Net revenue............................................   $131,389       $129,388            $-      $260,777
             Income (loss) before income taxes......................    $10,614        $13,135      $(10,752)      $12,997
             Assets.................................................    $82,865        $86,870       $46,544      $216,279

         GEOGRAPHIC INFORMATION

                                                                         THREE MONTHS                 SIX MONTHS
                                                                      ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                      ------------------          ------------------
                                                                       1999        2000            1999        2000
                                                                       ----        ----            ----        ----
                                                                                  (DOLLARS IN THOUSANDS)
       Net revenue:
          United States............................................     $17,953     $31,570          $36,375    $61,501
          Germany..................................................       9,978      21,196           19,620     32,581
          Singapore................................................      11,586      16,423           20,196     31,714
          Hong Kong................................................       2,638      13,942          10,942      29,627
          United Kingdom...........................................       7,988      11,528          15,668      29,464
          France...................................................       6,946      13,112          11,824      21,405
          The Netherlands..........................................       6,024       9,125           8,594      14,967
          Other nations............................................      11,050      22,877          20,417      39,518
                                                                       ----------  ----------      ----------  ----------
       Geographic totals...........................................     $74,163    $139,773        $143,636    $260,777
                                                                       ==========  ==========      ==========  ==========

                                                                          MAY 31,       NOVEMBER 30,
                                                                          -------       ------------
                                                                            2000             2000
                                                                            ----             ----

                                                                            (DOLLARS IN THOUSANDS)
 Assets:
    United States..................................................       $38,672         $55,555
    United Kingdom.................................................        35,460          30,520
    Germany........................................................        13,043          22,995
    Singapore......................................................        26,344          22,690
    Hong Kong......................................................        19,574          19,109
    France.........................................................        18,569          17,931
    The Netherlands................................................        11,153          13,973
    Other nations..................................................        18,554          33,506
                                                                         ---------       ---------
 Geographic totals.................................................      $181,369        $216,279
                                                                         =========       =========


4.    SUBSEQUENT EVENT

      On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. Pursuant to the agreement, beginning March 1, 2001, Entegris would assume direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In addition, the companies expect to enter into a new distribution agreement for Entegris' Fluid Handling Products Group products under which Metron would continue to distribute the Fluid Handling Products Group product line in all regions currently covered, including select territories of the United States, Europe and Asia. The new distribution agreement is anticipated to run until at least August 31, 2005.

      In consideration for termination of the existing distribution agreement, Entegris is expected to transfer to Metron 1,125,000 shares of the Metron common shares it currently owns, and to make cash payments totaling $1,750,000 over a 15-month period. In addition, Entegris is expected to repurchase the Company's inventory of Microelectronics Group products at cost. At November 30, 2000, the cost of the Company's inventory of these products totaled approximately $3 million. The early termination of the Microelectronics Group product distribution agreement is anticipated to be effective as of March 1, 2001, subject to completion of the new distribution agreement for Entegris' Fluid Handling Products Group products and finalization of transition matters.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has engaged in limited hedging activities to reduce the exposure to foreign currency risks, but has not entered into derivatives contracts for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its consolidated financial statements.

      In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The Company adopted Interpretation No. 44 in the first quarter of fiscal 2001. The adoption of this Interpretation did not have a material impact on its consolidated financial statements.

      In December 1999 the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which as amended, will be implemented by the Company in the fourth fiscal quarter of fiscal 2001. In October 2000 the SEC issued a Frequently Asked Questions and Answers document (SAB 101 FAQ) which provides further guidance on questions raised by SAB 101. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, SAB 101 requires companies that have not applied this method of accounting previously to report a change in accounting principle in accordance with Accounting Principles Bulletin No. 20, ACCOUNTING CHANGES. The Company believes that its revenue recognition policies are consistent with the provisions of SAB 101 and SAB 101 FAQ. The implementation of SAB 101 is therefore not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related Notes, included in Metron's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2000, filed with the SEC on September 15, 2000.

OVERVIEW

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who each own about 19.5% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization of entities under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000 we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). As of November 17, 2000 we completed our acquisition of all shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction will be accounted for as a purchase, and the results of operations of Intec will be included in the Company's consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia.

      We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. We recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of equipment revenue associated with estimated installation and warranty obligations. We recognize deferred revenue for installation upon completion of the installation process, and amortize the deferred revenue for warranty over the applicable warranty periods. We recognize service revenue in the periods the services are rendered to customers.

      In each of our three and six-month periods ended November 30, 1999 and 2000, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Revenue from the sale of products manufactured by FSI was 21.7% and 27.9% of total revenue for the three months ended November
30, 1999 and 2000, respectively, and 23.6% and 25.4% of total revenues for the six months ended November 30, 1999 and 2000, respectively. Revenue from the sale of products manufactured by Entegris was 24.3% and 25.6% of total revenue for the three months ended November 30, 1999 and 2000, and 23.6% and 26.7% of total revenues for the six months ended November 30, 1999 and 2000, respectively. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders. At November 30, 2000, after including the 475,000 shares we issued for the acquisition of Intec, each company held 19.5% of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

      On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. Pursuant to the agreement, beginning March 1, 2001, Entegris would assume direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In addition, the companies expect to enter into a new distribution agreement for Entegris' Fluid Handling Products Group products under which Metron would continue to distribute the Fluid Handling Products Group product line in all regions currently covered, including select territories of the United States, Europe and Asia. The new distribution agreement is anticipated to run until at least August 31, 2005. In the event the Company and Entegris successfully complete the new agreement for Entegris' Fluid Handling Products Group products and finalize transition matters, the existing distribution agreement will be terminated and the new agreement will be effective March 1, 2001. If the existing agreement is terminated, effective March 1, the Company would no longer market or sell products from Entegris' Microelectronics Group. Revenues for these products were as follows:

                                 THREE MONTHS                  SIX MONTHS
                              ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                              ------------------           ------------------
                              1999          2000          1999          2000
                              ----          ----          ----          ----
                                          (DOLLARS IN THOUSANDS)
Revenue....................  $9,110        $22,039       $17,343       $44,074
                             ======        =======       =======       =======

      In consideration for the termination of the existing distribution agreement, Entegris is expected to transfer to the Company 1,125,000 of the common shares it currently owns, and to make cash payments totaling $1.75 million, over a 15-month period. Entegris is also expected to repurchase the Company's inventory of Microelectronics Group products at cost. At November 30, 2000, the cost of the Company's inventory of these products totaled approximately $3 million.

     If the changes to our relationship with Entegris go into effect, the Company will record a gain on the termination of the existing distribution agreement equal to the fair market value of the 1,125,000 shares on the day on which major terms of the agreements are reached plus the $1.75 million cash payments. If the Company reacquires these shares, Entegris' ownership interest in the Company will be reduced to approximately 11.3% of our outstanding shares. The Company would also record a provision for restructuring costs associated with the reduction in head-count that it expects to make as a result of the loss of the Microelectronics Group product line. The Company does not presently expect that the provision will exceed $500,000.

      We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and six-month periods ended November 30, 1999 and November 30, 2000:

                                                                           THREE MONTHS                 SIX MONTHS
                                                                        ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                        ------------------          ------------------
                                                                         1999         2000           1999         2000
                                                                         ----         ----           ----         ----

                                                                                     (DOLLARS IN THOUSANDS)
      Net revenue
         Europe...................................................      $39,776        $74,766       $71,482     $132,013
         Asia.....................................................       16,434         33,437        35,779       67,263
         United States............................................       17,953         31,570        36,375       61,501
                                                                        ---------     ---------     ---------    ---------
            Total net revenue.....................................      $74,163       $139,773      $143,636     $260,777
                                                                        =========     =========     =========    =========

                                                                           THREE MONTHS                 SIX MONTHS
                                                                        ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                        ------------------          ------------------
                                                                         1999         2000           1999         2000
                                                                         ----         ----           ----         ----

                                                                                   (PERCENTAGE OF NET REVENUE)
      Net revenue
         Europe...................................................        53.6%        53.5%          49.8%        50.6%
         Asia.....................................................        22.2         23.9           24.9         25.8
         United States............................................        24.2         22.6           25.3         23.6
                                                                        ---------   ---------       ---------   ---------
            Total net revenue.....................................       100.0%       100.0%         100.0%       100.0%
                                                                        =========   =========       =========   =========

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

RESULTS OF OPERATIONS

      Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1998 and 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. During the fourth quarter of our fiscal 1999 the semiconductor industry began to recover from the slowdown and, as a result, the Company returned to profitable operations. The recovery has continued through the second quarter of fiscal 2001.

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

      The following tables present certain consolidated statements of operations data as a percentage of net revenue for the three and six-month periods ended November 30, 1999 and November 30, 2000.

                                                                           THREE MONTHS                 SIX MONTHS
                                                                        ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                        ------------------          ------------------
                                                                         1999         2000           1999          2000
                                                                         ----         ----           ----          ----
       Net revenue..................................................     100.0%        100.0%        100.0%        100.0%
       Cost of revenue..............................................      82.3          82.3          82.4          82.1
                                                                        ---------   ---------       ---------   ---------
       Gross margin.................................................      17.7          17.7          17.6          17.9
       Selling, general, administrative, and other expenses.........      14.9          12.6          15.0          12.8
                                                                        ---------   ---------       ---------   ---------
       Operating margin.............................................       2.8%          5.1%          2.6%          5.1%
                                                                        =========   =========       =========   =========

      The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

                                                                      THREE MONTHS                 SIX MONTHS
                                                                   ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                   ------------------          ------------------
                                                                    1999         2000           1999         2000
                                                                    ----         ----           ----         ----

                                                                                (DOLLARS IN MILLIONS)
Net revenue
   Equipment division........................................      $36.8         $72.8          $73.6        $131.4
   Materials division........................................       37.3          67.0           70.0         129.4

Net revenue
   Equipment division........................................       49.7%         52.0%          51.3%         50.4%
   Materials division........................................       50.3          48.0           48.7          49.6

Gross margins
   Equipment division........................................       15.2%         15.5%          14.6%         15.4%
   Materials division........................................       20.2          20.1           20.7          20.5




THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue for the three months ended November 30, 2000 was $72.8 million, an increase of $36.0 million or 97.8% from the three months ended November 30, 1999. Revenues were higher in all geographic regions due to the continued growth of the semiconductor equipment industry. The division's revenue increased as a percentage of total revenue for Metron to 52.0% as a result of the higher revenue growth.

      MATERIALS DIVISION. The materials division's net revenue for the three months ended November 30, 2000 was $67.0 million, an increase of $29.7 million or 79.6% from the three months ended November 30, 1999. The division recorded higher revenue in all regions, with continuing strong growth coming from Asia.

GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin of 15.5% increased 30 basis points (a basis point is 1/100 of 1%) for the three months ended November 30, 2000 compared to the three months ended November 30, 1999. The increase in gross margin for the three months ended November 30, 2000 compared to the three months ended November 30, 1999 was due to improved margins on the sales of equipment partially offset by reductions in margins on spare parts and service.

      MATERIALS DIVISION. The gross margin of the materials division decreased 10 basis points to 20.1% for the three months ended November 30, 2000 compared to the three months ended November 30, 1999. The slight decline was due to the higher proportion of sales coming from fab construction activity where order sizes are typically larger and gross margins typically tighter.

EXPENSES

      SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the three months ended November 30, 2000 were $17.6 million, up $6.5 million or 58.7% from the $11.1 million incurred in the three months ended November 30, 1999. The increase is due principally to the increase in the number of employees and to higher travel expenses. In addition, Shieldcare, acquired during the fourth quarter of fiscal 2000, accounted for $0.8 million of the increase in our second quarter of fiscal 2001. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 65% of SG&A expenses consist of salaries and other employment-related costs for the three months ended November 30, 1999 and 2000.

SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED
NOVEMBER 30, 1999

      NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue in the six months ended November 30, 2000 was $131.4 million, up $57.8 million or 78.5% from the six months ended November 30, 1999. The net revenue increased in all geographic regions with strong growth in both the United States and Europe. Revenues more than doubled in the United States for the comparable six month periods.

      MATERIALS DIVISION. The materials division's net revenue in the six months ended November 30, 2000 was $129.4 million, up $59.4 million or 84.9% from the six months ended November 30, 1999. Materials revenue was higher in all geographic areas. Materials' revenue growth was particularly strong in Asia and was more than one and one half times the revenues recorded in the prior six-month period.


      GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin increased 80 basis points to 15.4% for the six months ended November 30, 2000 when compared to the six months ended November 30, 1999. The increase in gross margin in fiscal 2000 was due principally to improving equipment margins and a higher proportion of equipment commissions. The improvements were offset by declines in spare parts and service margins.

      MATERIALS DIVISION. The gross margin of the materials division decreased 20 basis points to 20.5% for the six months ended November 30, 2000 when compared to the six months ended November 30, 1999. While margins improved in both Europe and Asia, the decrease in the United States was principally due to a higher percentage of sales for fab construction activity, where order sizes are typically larger and gross margins typically tighter.

      SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the six months ended November 30, 2000 were $33.5 million, up $11.9 million or 55.1% from the $21.6 million incurred for the six months ended November 30, 1999. The increase is due principally to the increase in the number of employees and to higher travel expenses. In addition, Shieldcare, acquired during our fourth quarter of fiscal 2000, accounted for $1.4 million of the increase in six-month period of fiscal 2001. Over 65% of SG&A expenses consist of salaries and other employment-related costs for the six months ended November 30, 1999 and 2000.

      OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense) for the periods indicated.

                                                                           THREE MONTHS                 SIX MONTHS
                                                                        ENDED NOVEMBER 30,          ENDED NOVEMBER 30,
                                                                        ------------------          ------------------
                                                                         1999         2000           1999         2000
                                                                         ----         ----           ----         ----

                                                                                     (DOLLARS IN THOUSANDS)

       Foreign exchange gain (loss)................................      $260          $(41)          $146         $(64)
       Interest income.............................................       226           208            284          446
       Interest expense............................................      (465)         (327)          (728)        (640)
       Miscellaneous income........................................       281            22            402          137
                                                                        ---------   ---------       ---------   ---------
       Other income (expense)......................................      $302         $(138)          $104        $(121)
                                                                        =========   =========       =========   =========

      We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three and six-month periods ended November 30, 1999 and November 30, 2000, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

      Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

      Other income for the three and six-month periods ended November 30, 2000 decreased when compared to the three and six months ending November 30, 1999 primarily as a result of a gain of $184,000 from the exercise of stock warrants from a non-related principal during fiscal 2000.

      PROVISION FOR INCOME TAXES. In July 2000, the German parliament approved legislation, which decreased the income tax rate for corporations from 51.9% to 38.2%. The rate reduction was enacted during our second fiscal quarter of 2001. The rate reduction required the Company to reduce its deferred tax asset associated with temporary differences and the carryforward of net operating losses for our German subsidiary. We incurred an additional deferred income tax expense of approximately $252,000 during our second quarter for the reduction of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

      We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at November 30, 2000 was $55.8 million slightly higher than our working capital at May 31, 2000 of $54.4 million. Our current ratio, current assets divided by current liabilities, was 1.5 at May 31, 2000 and 1.4 at November 30, 2000.

      OPERATING ACTIVITIES. In the six months ended November 30, 1999, the net total of net income plus items which did not affect operating cash flows was $3.7 million. The net negative effect of increases in accounts receivables and inventories offset by increases in accounts payable including payables to affiliates and changes in other assets and liabilities for the first six months in fiscal 2000 was $(6.6) million. In combination operating activities used $2.8 million of cash in the period.

      In the six months ended November 30, 2000, the net total of net income plus items, which did not affect operating cash flows was $12.3 million. The net negative effect of increases in accounts receivables and inventories offset by increases in accounts payable including payables to affiliates and changes in other assets and liabilities for the first six months in fiscal 2000 was $(4.6) million. In combination operating activities generated $7.8 million of cash in the period. The net total of income statement items which did not affect operating cash flows in the six months ended November 30, 2000, increased by $3.5 million when compared to the same period in fiscal 2000. This increase is primarily the result of increases in the amounts we provide for reserves for inventory valuation and bad debts and the increase in amortization and depreciation expense. The significant increase in our revenues this year also required significant increases in accounts receivable, inventories and prepaid expenses, which were only partially offset by increases in accounts payable and in other liabilities.

      INVESTING ACTIVITIES. Our capital expenditures for property, plant and equipment totaled $0.9 million for the fiscal six months of fiscal 2000, and $6.2 million for the same period in fiscal 2001. Approximately $3.6 million of our capital expenditures in fiscal 2001 was for our new parts cleaning facility in Singapore, and we invested $0.6 million in our new operations management information system. We estimate that our total capital expenditures in fiscal 2001 will be approximately $8.9 million, of which $1.9 million pertains to the initial phase of our new operations management information system.

We estimate that the total costs of the new management information system will be $4.0 to $5.0 million over a 24 to 36 month period.

      In November 1999, we contributed $161,000 to increase our investment in Metron Atkins Partnership Limited, a joint venture with WS Atkins Plc. In August 2000, we invested $1,000,000 for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used principally in semiconductor fabrication facilities.

      FINANCING ACTIVITIES. During November 1999 we completed our initial public offering and received net proceeds of $27.0 million and invested $21.8 million in short-term securities. In December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriters' over-allotment option. During the six-month period ending November 30, 2000, we satisfied our funding requirements from the sale of our short-term investments and from internally generated funds and our various borrowing facilities. In addition, we received $0.8 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees.

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

      The following table summarizes our material borrowing facilities as of November 30, 2000:

                                                                        U.S. $
                                                                      EQUIVALENT      AMOUNT                      RECENT
                                                                      FACILITY      CURRENTLY       AMOUNT       INTEREST
                                                                        AMOUNT      OUTSTANDING    AVAILABLE       RATE
                                                                        ------      -----------    ---------       ----

                                                                                     (DOLLARS IN THOUSANDS)

        Compass Bank...............................................      $11,000      $10,947          $53             7.50%
        Deutsche Bank..............................................        3,505          657        2,848             7.5%
        Royal Bank of Scotland.....................................        2,813        1,983          830             7.25%
        All Others.................................................        4,305          476        3,829       5.0 to 8.5%
                                                                       -----------  -----------  -----------
        Total......................................................      $21,623      $14,063       $7,560
                                                                       ===========  ===========  ===========

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

MARKET RISK

      At November 30, 2000 we had aggregate forward exchange contracts in various currencies as follows:

             CONTRACT AMOUNT                                             WEIGHTED AVERAGE     FAIR
             ---------------                                             ----------------     ----
               US DOLLARS            BUY                   SELL            CONTRACT RATE      VALUE     EXPIRATION DATE
               ----------            ---                   ----            -------------      -----     ---------------

                                                           (DOLLARS IN THOUSANDS)

                $2,342          Japanese Yen                   -                 104.12         $71      March 2001
                $2,000                    -            Israeli Shekel              4.18         (20)     March 2001
                $3,000          Singapore Dollar               -                   1.74           8      January 2001
                $3,000          Italian Lira                   -               2,246.00          13      December 2000
                $2,300          Deutschmark                    -                   2.24          29      January 2001
                $2,400          French Franc                   -                   7.52          30      January 2001

                                                                                             --------
                                                                                               $131
                                                                                             ========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Part I, Item 2 of this report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c) On November 17, 2000, the Company issued 475,000 of its common shares to Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd., a private company incorporated under the laws of Singapore, in exchange for all of the common shares of Intec Technology (S) Pte. Ltd., a private company incorporated under the laws of Singapore, representing a purchase price of approximately $3,937,000. This transaction was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and Regulation S thereunder, in reliance in part on purchaser representations that, among other things, each individual purchaser was a resident of Singapore and the office or offices of the corporate purchaser in which it made its investment decision was or were located in Singapore.

(d)   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual general meeting of shareholders on November 21, 2000. The following actions were voted upon at such meeting:

                                                         Affirmative     Negative    Withheld                      Broker
                                                            Votes          Votes       Votes      Abstentions     Non-Votes
1.  Election of five supervisory directors to hold
    office until 2001:
         Robert R. Anderson                               12,811,959           -       10,240             -              -
         James E. Dauwalter                               12,811,959           -       10,240             -              -
         Joel A. Elftmann                                 12,811,959           -       10,240             -              -
         Bruce M. Jaffe                                   12,811,959           -       10,240             -              -
         Sho Nakanuma                                     12,811,959           -       10,240             -              -
2.  Election of Gregory M. Claeys as a managing
    director B                                            12,809,391       11,425          -           1,381             -
3.  Approval of an increase in the number of
    shares authorized for issuance under the
    Company's Amended and Restated Employee Stock
    Option Plan, as amended, by 1,000,000                  8,791,195    1,774,835          -           1,615      2,254,554
4.  Adoption of the Company's Annual Accounts for
    the fiscal year ended May 31, 2000                    12,600,669      220,475          -           1,055             -
5.  Ratification of the selection of KPMG LLP as
    the Company's independent auditors for the
    fiscal year ending May 31, 2001                       12,602,959      217,775          -           1,465             -
6.  Authorization of the preparation of the
    Company's Annual Reports for the fiscal year
    ended May 31, 2000 and thereafter in the
    English language                                      12,607,069      214,975          -             155             -

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

      If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the three month period ended November 30, 2000, 28% of our total revenue was generated from the sale of products manufactured by FSI and 26% from the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters" and "Certain Transactions." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

     On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. Pursuant to the agreement, beginning March 1, 2001, Entegris would assume direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In addition, the companies expect to enter into a new distribution agreement for Entegris' Fluid Handling Products Group products under which Metron would continue to distribute the Fluid Handling Products Group product line in all regions currently covered, including select territories of the United States, Europe and Asia. The new distribution agreement is anticipated to run until at least August 31, 2005. In the event the Company and Entegris successfully complete the new agreement for Entegris' Fluid Handling Products Group products and finalize transition matters, the existing distribution agreement will be terminated and the new agreement will be effective March 1, 2001. If the existing agreement is terminated, effective March 1, the Company would no longer market or sell products from Entegris' Microelectronics Group. Revenues for these products were as follows:

                                 THREE MONTHS                  SIX MONTHS
                              ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                              ------------------           ------------------
                              1999          2000          1999          2000
                              ----          ----          ----          ----
                                          (DOLLARS IN THOUSANDS)
Revenue....................  $9,110        $22,039       $17,343       $44,074
                             ======        =======       =======       =======

     It is possible that the revised arrangement with Entegris will not become effective on March 1, 2001 as anticipated, or at all. In such event, while we would expect to continue to operate under our existing distribution agreements with Entegris, the uncertainty about our relationship and other factors may cause our sales of Entegris' microelectronics and other products to decline. If the revised arrangement becomes effective, we expect that we will incur restructuring costs not in excess of $500,000, although it is possible that our costs in connection with our revised arrangement with Entegris may exceed this amount.

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

      While our financial reporting management information system is integrated and operational, our current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We anticipate that the total costs associated with the implementation of the new system will be approximately $4.0 to $5.0 million and that the system will be implemented over the next 24 to 36 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

      In addition, the transition period from legacy currencies to the euro currently is set to expire January 1, 2002. Our new operations management information system is designed to accommodate the eventual elimination of the legacy currencies. If our new system is not successfully installed on a timely basis, this could have a material adverse effect on our business.

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

      As of November 30, 2000, after including the 475,000 shares we issued for the acquisition of Intec, FSI and Entegris each owned 19.5% of our outstanding shares. If the modified relationship with Entegris described elsewhere in this Quarterly Report becomes effective, we will reacquire 1,125,000 of our shares currently held by Entegris, and Entegris' ownership interest in the Company would be reduced to approximately 11.3% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the five seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

      As a Netherlands "NAAMLOZE VENNOOTSCHAP," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law the issuance of shares of a N.V. company must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred, and may designate the Metron board of supervisory directors as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the supervisory board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Metron articles, the supervisory board has the authority to adopt resolutions to issue shares until five years from the November 19, 1999, deed of conversion from a B.V. to an N.V. and the related amendment of the articles. This authorization of the supervisory board may be renewed by the shareholders from time to time. As a result, our supervisory board currently has the authority to issue common and preferred shares without shareholder approval.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

ITEM     DESCRIPTION
10.1     Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and
         Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises
         Pte. Ltd.

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended November 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



METRON TECHNOLOGY N.V.


Date:  January 16, 2001               /s/ PETER V. LEIGH
                                      ------------------
                                      Peter V. Leigh
                                      Vice President, Finance
                                      Signing on behalf of the registrant
                                      and as principal accounting officer