Form 10-Q
period 2001-02-28
METRON TECHNOLOGY N V
filed 2001-04-16
CIK 1095099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from_______to________.

                        Commission File Number: 000-27863


                             METRON TECHNOLOGY N.V.

                         -------------------------------

             (Exact name of registrant as specified in its charter)

         THE NETHERLANDS                                  98-0180010
         ---------------                                  ----------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                            1350 OLD BAYSHORE HIGHWAY
                                    SUITE 210
                          BURLINGAME, CALIFORNIA 94010

                         -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS                               OUTSTANDING AT MARCH 31, 2001
-------------------                               -----------------------------
Common shares, par value NLG  0.96 per share                         12,743,780

METRON TECHNOLOGY N.V.

INDEX

                                                                                                      PAGE NO.
                                                                                                      -------
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Unaudited)
           for the Three and Nine Months Ended February 29, 2000 and February 28, 2001                     3

         Condensed Consolidated Statements of Comprehensive Income (Unaudited)
           for the Three and Nine Months Ended February 29, 2000 and February 28, 2001                     4

         Condensed Consolidated Balance Sheets (Unaudited)
           as of May 31, 2000 and February 28, 2001                                                        5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended February 29, 2000 and February 28, 2001                               6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       18

Part II.  Other Information

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                                        18

Item 3.  Defaults Upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a Vote of Security Holders                                              18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                                 27

Signature                                                                                                 28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          FEBRUARY 29   FEBRUARY 28   FEBRUARY 29   FEBRUARY 28
                                                          -----------   -----------   -----------   -----------
                                                             2000          2001          2000          2001
                                                             ----          ----          ----          ----
Net revenue.............................................     $80,980      $137,301      $224,616      $398,078
Cost of revenue.........................................      65,135       113,309       183,481       327,343
                                                             -------      --------      --------      --------
Gross profit............................................      15,845        23,992        41,135        70,735
Selling, general, administrative, and other expenses....      12,535        16,895        34,093        50,356
Other operating income, net of associated costs.........           -            91             -            91
                                                             -------      --------      --------      --------
Operating income........................................       3,310         7,188         7,042        20,470
Equity in net loss of joint ventures....................         (31)           (6)         (159)         (170)
Other income (expense), net.............................         340          (494)          444          (615)
                                                             -------      --------      --------      --------
Income before income taxes..............................       3,619         6,688         7,327        19,685
Provision for income taxes..............................       1,062         2,579         2,381         8,077
                                                             -------      --------      --------      --------
Net income..............................................      $2,557        $4,109        $4,946       $11,608
                                                             =======      ========      ========      ========

Earnings per common share
   Basic................................................       $0.20         $0.30         $0.44         $0.86
   Diluted..............................................       $0.18         $0.29         $0.40         $0.83



See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            FEBRUARY 29   FEBRUARY 28   FEBRUARY 29   FEBRUARY 28
                                                            -----------   -----------   -----------   -----------
                                                                2000          2001          2000          2001
                                                                ----          ----          ----          ----
       Net income....................................           $2,557         $4,109        $4,946       $11,608
       Other comprehensive income (loss).............             (280)         1,537          (503)         (627)
                                                                ------         ------        ------       -------
       Comprehensive income..........................           $2,277         $5,646        $4,443       $10,981
                                                                ======         ======        ======       =======


See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                                                                   MAY 31,     FEBRUARY 28,
                                                                                    2000           2001
                                                                                    ----           ----
 ASSETS
    Cash and cash equivalents.................................................      $22,911        $21,789
    Short-term investments....................................................        3,249              -
    Accounts receivable, net..................................................       82,433        108,130
    Inventories, net..........................................................       40,445         56,118
    Prepaid expenses and other current assets.................................       10,723         12,972
                                                                                   --------       --------
       Total current assets...................................................      159,761        199,009
    Property, plant, and equipment, net.......................................       10,253         15,413
    Intangible assets, net....................................................        9,758          9,934
    Long-term investments.....................................................          827          1,657
    Other assets..............................................................          770          1,047
                                                                                   --------       --------
       Total Assets...........................................................     $181,369       $227,060
                                                                                   ========       ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable..........................................................      $30,489        $39,711
    Amounts due affiliates....................................................       38,372         41,569
    Accrued wages and employee-related expenses...............................        7,634          8,800
    Deferred revenue for installation and warranty............................        5,247         11,490
    Deferred income...........................................................            -          8,124
    Short term borrowings and current portion of long-term debt...............       13,140         15,947
    Amounts payable to shareholders...........................................          204            204
    Other current liabilities.................................................       10,288         16,285
                                                                                   --------       --------
       Total current liabilities..............................................      105,374        142,130

 Long-term debt, excluding current portion....................................        1,227          1,118
 Deferred credits and other long-term liabilities.............................        2,253          1,989
                                                                                   --------       --------
       Total liabilities......................................................      108,854        145,237
                                                                                   --------       --------
 Commitments..................................................................            -              -

 Shareholders' Equity:
    Preferred shares, par value NLG 0.96......................................            -              -
    Common shares and additional paid-in capital, par value NLG 0.96..........       39,517         38,305
    Retained earnings.........................................................       37,938         49,546
    Cumulative other comprehensive loss.......................................       (4,809)        (5,436)
    Treasury shares...........................................................         (131)          (592)
                                                                                   --------       --------
       Total shareholders' equity.............................................       72,515         81,823
                                                                                   --------       --------
       Total Liabilities and Shareholders' Equity.............................     $181,369       $227,060
                                                                                   ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                                         NINE MONTHS
                                                                                  FEBRUARY 29   FEBRUARY 28
                                                                                  -----------   -----------
                                                                                     2000          2001
                                                                                     ----          ----
 Cash flows from (used for) operating activities:
    Net income................................................................      $  4,946       $ 11,608
 Adjustments to reconcile net income for items not affecting operating cash flows:
       Depreciation and amortization..........................................         1,698          3,600
       Provision for inventory valuation and bad debts........................           429          4,092
       Deferred income taxes..................................................           107         (1,260)
       Other operating income, net of associated costs........................            -             (91)
       Equity in net loss of joint venture....................................           159            170
       Gain on sale of stock warrant..........................................          (184)            -
       Gain on disposition of assets..........................................           (57)            (7)
       Changes in assets and liabilities:
         Accounts receivable..................................................       (21,044)       (25,662)
         Inventories..........................................................       (10,895)       (17,515)
         Prepaid expenses and other current assets............................          (766)        (1,454)
         Accounts payable.....................................................          (674)         8,431
         Amounts due affiliates...............................................        14,544          3,197
         Accrued wages and employee-related expenses..........................           985          1,116
         Deferred revenue for installation and warranty.......................           (20)         6,243
         Deferred income......................................................            -           1,750
         Other current liabilities............................................           999          5,735
                                                                                    --------        -------
            Net cash flows from (used for) operating activities...............        (9,773)           (47)
                                                                                    --------        -------

 Cash flows used for investing activities:
       Additions to property, plant, and equipment............................        (1,523)        (7,815)
       Proceeds from sale of property, plant, and equipment...................           672             37
       Proceeds from sale of stock warrant....................................           184              -
       Equity investment in joint venture.....................................          (161)        (1,000)
       Other assets...........................................................           158           (363)
       Other long-term liabilities............................................          (233)            (3)
                                                                                    --------        -------
            Net cash flows used for investing activities......................          (903)        (9,144)
                                                                                    --------        -------

 Cash flows from financing activities:
       Purchases of short-term investments....................................       (40,755)            -
       Proceeds from sales of short-term investments..........................        20,510          3,249
       Net proceeds from short-term borrowings................................         1,168          2,660
       Proceeds from issuance of long-term debt...............................            62            372
       Principal payments on long-term debt...................................          (223)          (218)
       Amounts payable to shareholders........................................          (862)           (62)
       Net proceeds from issuance of common shares............................        34,544          2,430
                                                                                    --------        -------
            Net cash flows from financing activities..........................        14,444          8,431
                                                                                    --------        -------
 Effect of exchange rate changes on cash and cash equivalents.................          (266)          (362)
                                                                                    --------        -------
 Net change in cash and cash equivalents......................................         3,502         (1,122)
 Beginning cash and cash equivalents..........................................        10,601         22,911
                                                                                    --------        -------
 Ending cash and cash equivalents.............................................      $ 14,103        $21,789
                                                                                    ========        =======

Supplemental disclosure of non-cash investing and financing activities:
       Purchase of Intec, net of cash.........................................      $      -        $(2,811)
       Treasury stock from Entegris...........................................             -         (6,615)

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM INFORMATION

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Report on Form 10-K/A as filed with the SEC.

         EARNINGS PER SHARE

         Basic earnings per common share are based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented the computation of basic and diluted earnings per common share uses reported net income.

         A reconciliation of the shares used in the computation follows:

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                       -----------   -----------    -----------   -----------
                                                          2000           2001          2000          2001
                                                          ----           ----          ----          ----
                                                                       (SHARES IN THOUSANDS)

Shares used for basic earnings per common share......      12,980        13,665         11,170        13,426
Potential common shares having a dilutive effect.....       1,364           348          1,136           613
                                                           ------        ------         ------        ------
Shares used for diluted earnings per common share....      14,344        14,013         12,306        14,039
                                                           ======        ======         ======        ======

         Because the effect was anti-dilutive, the calculation of diluted earnings per share for the three and nine-month periods ended February 28, 2001, excludes options to purchase, respectively, 1,594,975 and 547,267 common shares of the Company. For the three and nine-month periods ended February 28, 2001, these anti-dilutive securities had a weighted-average exercise price of $10.61 and $13.97, respectively. Excluded potential common shares could dilute earnings per share in the future. No options were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended February 28, 2000.


2.       ACQUISITION OF INTEC

         Effective November 17, 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. Intec is a supplier of cleanroom products and manufactures cleanroom garments in Singapore and Malaysia. Metron intends to use the assets acquired in the transaction to continue the operations of Intec. The transaction was accounted for as a purchase, and Intec's results of operations are included in the Company's consolidated financial statements from December 1, 2000.

         As consideration for the acquisition, Metron issued 475,000 shares of the Company's common shares at an average share price of $8.29 for a total consideration of approximately $3,938,000. The excess of the purchase price over the approximately $3,132,000 fair value of the net identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over 10 years.

         The following unaudited pro forma financial information presents the combined results of operations of Intec and the Company as if the acquisition had occurred as of June 1, 1999. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Intec and the Company constituted a single entity during the nine months ended February 29, 2000 and February 28, 2001.

                                                                                 NINE MONTHS ENDED
                                                                            FEBRUARY 29    FEBRUARY 28
                                                                            -----------    -----------
                                                                                2000           2001
                                                                                ----           ----
Dollars in thousands, except per share amounts
   Net revenue............................................................      $229,545       $401,687
   Net income.............................................................      $  5,301       $ 12,030
   Earnings per common share
      Basic...............................................................      $   0.46       $   0.90
      Diluted.............................................................      $   0.41       $   0.86


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

         Segment operating results are measured based on net income (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, short and long-investments and assets related to the administrative headquarters of the Company.

         SEGMENT INFORMATION

                                                             EQUIPMENT      MATERIALS
                                                              DIVISION      DIVISION        OTHER         TOTAL
                                                             ---------      ---------     --------      ---------
                                                                           (DOLLARS IN THOUSANDS)
Three months ended February 29, 2000
   Net revenue............................................   $ 36,501       $ 44,479      $      -      $ 80,980
   Income (loss) before income taxes......................   $  2,484       $  4,508      $ (3,373)     $  3,619

Three months ended February 28, 2001
   Net revenue............................................   $ 71,724       $ 65,577      $      -      $137,301
   Income (loss) before income taxes......................   $  4,727       $  7,120      $ (5,159)     $  6,688

Nine months ended February 29, 2000
   Net revenue............................................   $109,826       $114,790      $      -      $224,616
   Income (loss) before income taxes......................   $  7,015       $ 10,749      $(10,437)     $  7,327
   Assets.................................................   $ 60,179       $ 49,868      $ 44,399      $154,446

Nine months ended February 28, 2001
   Net revenue............................................   $203,113       $194,965      $      -      $398,078
   Income (loss) before income taxes......................   $ 13,787       $ 20,243      $(14,345)     $ 19,685
   Assets.................................................   $101,036       $103,543      $ 22,481      $227,060

GEOGRAPHIC INFORMATION

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                              -----------   -----------    -----------   -----------
                                                                  2000          2001          2000          2001
                                                                  ----          ----          ----          ----
                                                                       (DOLLARS IN THOUSANDS)

Net revenue:
   United States............................................     $17,176       $ 32,867      $ 53,551      $ 94,368
   Germany..................................................       8,118         29,326        27,755        61,907
   United Kingdom...........................................       6,081         21,094        21,741        50,558
   Singapore................................................      12,069         14,377        32,265        46,090
   Hong Kong................................................      10,229          9,961        22,744        39,587
   France...................................................      11,839          9,020        23,725        30,655
   The Netherlands..........................................       5,004          6,846        13,605        21,813
   Other nations............................................      10,464         13,810        29,230        53,100
                                                                 -------       --------      --------      --------
Geographic totals...........................................     $80,980       $137,301      $224,616      $398,078
                                                                 =======       ========      ========      ========


                                                            MAY 31,       FEBRUARY 28,
                                                            -------       ------------
                                                             2000            2001
                                                             ----            ----
                                                             (DOLLARS IN THOUSANDS)
 Assets:
    United States.....................................       $38,672          $52,564
    United Kingdom....................................        35,460           39,796
    Germany...........................................        13,043           29,294
    Singapore.........................................        26,344           25,713
    Hong Kong.........................................        19,574           17,056
    France............................................        18,569           15,931
    The Netherlands...................................        11,153           17,788
    Other nations.....................................        18,554           28,918
 Geographic totals....................................      --------         --------
                                                            $181,369         $227,060
                                                            ========         ========


4.       MODIFICATION OF ENTEGRIS DISTRIBUTION AGREEMENT

         On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. On February 13, 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. The Company will receive revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005.

         As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to Metron, and agreed to make cash payments totaling $1,750,000 over a 15-month period. Metron will record a gain on the modification of $8,365,000 as other operating income on a straight-line basis from the date of the modification, February 13, 2001, over the remaining effective term of the original agreement until August 31, 2002. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001. In addition, during the fiscal quarter ending August 31, 2001, Entegris will repurchase, at cost, Metron's remaining saleable inventory of Microelectronics Group products. At February 28, 2001, the cost of this inventory approximated $3,500,000.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has engaged in limited hedging activities to reduce its exposure to foreign currency risks, but has not entered into derivative contracts for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to materially affect its consolidated financial statements.

         In September 2000 the FASB issued SFAS 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT NO. 125". The new standard supersedes and replaces the guidance in SFAS 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001, and applies on a prospective basis. The Company does not expect that the adoption of this statement will have any effect on its consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which as amended, will be implemented by the Company in the fourth fiscal quarter of fiscal 2001. In October 2000 the SEC issued a Frequently Asked Questions and Answers document (SAB 101 FAQ) which provides further guidance on questions raised by SAB 101. SAB 101 and SAB 101 FAQ summarize certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, SAB 101 requires companies that have not applied this method of accounting previously to report a change in accounting principle in accordance with Accounting Principles Bulletin No. 20, ACCOUNTING CHANGES. The Company believes that its revenue recognition policies are consistent with the provisions of SAB 101 and SAB 101 FAQ. Accordingly, the Company does not expect the implementation of SAB 101 to have an impact on the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. You should read this discussion and analysis in conjunction with our Consolidated Financial Statements and the related Notes included in Metron's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2000, filed with the SEC on September 15, 2000.

OVERVIEW

         Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together own about 33.4% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization of entities under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In

March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). Effective November 17, 2001 we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec were included in the Company's consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia.

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

         In each of our three and nine-month periods ended February 29, 2000 and February 28, 2001, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Revenue from the sale of products manufactured by FSI was 23.4% and 27.2% of total revenue for the three months ended February 29, 2000 and February 28, 2001, respectively, and 23.5% and 26.0% of total revenues for the nine months ended February 29, 2000 and February 28, 2001, respectively. Revenue from the sale of products manufactured by Entegris was 30.0% and 22.8% of total revenue for the three months ended February 29, 2000 and February 28, 2001, and 25.9% and 25.3% of total revenues for the nine months ended February 29, 2000 and February 28, 2001, respectively. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders. At February 28, 2001, FSI and Entegris held 21.1% and 12.3% of our outstanding shares, respectively. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

         On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. On February 13, 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. The Company will receive revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were as follows:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                     -----------   -----------    -----------   -----------
                                                        2000           2001          2000          2001
                                                        ----           ----          ----          ----
                                                                      (DOLLARS IN THOUSANDS)

       Revenue................................          $15,333       $15,644        $32,676       $59,718
                                                      ===========    =========     ===========   ===========

         As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to Metron, and agreed to make cash payments totaling $1,750,000 over a 15-month period. Metron will record a gain on the modification of $8,365,000 as other operating income on a straight-line basis from the date of the modification February 13, 2001, over the remaining effective term of the original agreement until August 31, 2002. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001. In addition, during the fiscal quarter ending August 31, 2001, Entegris will repurchase, at cost, Metron's remaining saleable inventory of Microelectronics Group products. At February 28, 2001, the cost of this inventory approximated $3,500,000.

         We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and nine-month periods ended February 28, 2000 and 2001:

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                                     -----------   -----------    -----------   -----------
                                                                        2000           2001          2000          2001
                                                                        ----           ----          ----          ----
                                                                                      (DOLLARS IN THOUSANDS)
      Net revenue
         Europe....................................................     $39,365       $77,369      $110,847       $209,380
         Asia......................................................      24,439        27,065        60,218         94,330
         United States.............................................      17,176        32,867        53,551         94,368
                                                                     ------------  ------------   -----------   -----------
            Total net revenue......................................     $80,980      $137,301      $224,616       $398,078
                                                                     ============  ============   ===========   ===========

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                                     -----------   -----------    -----------   -----------
                                                                        2000           2001          2000          2001
                                                                        ----           ----          ----          ----
                                                                                   (PERCENTAGE OF NET REVENUE)
       Net revenue
          Europe...................................................        48.6%       56.4%         49.4%          52.6%
          Asia.....................................................        30.2        19.7          26.8           23.7
          United States............................................        21.2        23.9          23.8           23.7
                                                                    ------------- -------------  -------------   -----------
             Total net revenue.....................................       100.0%      100.0%        100.0%         100.0%
                                                                    ============= =============  =============   ===========


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

         Our materials division derives the majority of its revenue from sales of materials and components. The remainder of the division's revenue comes from commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins.

RESULTS OF OPERATIONS

         Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1998 and 1999. We believe that, despite short term slowdowns, the semiconductor industry has long term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. During the fourth quarter of our fiscal 1999 the semiconductor industry began to recover from the slowdown and, as a result, the Company returned to profitable operations. The upturn continued through the third quarter of fiscal 2001, but in February 2001 we started to see a downturn in new orders as well as customer initiated shipment delays for existing orders, and we expect that our revenues will be lower for at least the next three to four fiscal quarters.

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

         The following tables present certain consolidated statements of operations data as a percentage of net revenue for the three and nine-month periods ended February 28, 2000 and 2001.

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                                     -----------   -----------    -----------   -----------
                                                                        2000           2001          2000          2001
                                                                        ----           ----          ----          ----
       Net revenue.................................................      100.0%        100.0%         100.0%        100.0%
       Cost of revenue.............................................       80.4          82.5           81.7          82.2
                                                                    --------------   -----------   ------------  ------------
       Gross margin................................................       19.6          17.5           18.3          17.8
       Selling, general, administrative, and other expenses........       15.5          12.4           15.2          12.7
       Other operating income, net of associated costs.............        -             0.1            -             -
                                                                    --------------   -----------   ------------  ------------
       Operating margin............................................        4.1%          5.2%           3.1%          5.1%
                                                                    ==============   ===========   ============  ============

         The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    FEBRUARY 29    FEBRUARY 28   FEBRUARY 29   FEBRUARY 28
                                                                    -----------    -----------   -----------   -----------
                                                                        2000          2001          2000           2001
                                                                        ----          ----          ----           ----
                                                                                    (DOLLARS IN MILLIONS)
Net revenue
   Equipment division........................................          $36.5          $71.7       $109.8        $203.1
   Materials division........................................           44.5           65.6        114.8         195.0

Net revenue
   Equipment division........................................           45.1%          52.2%        48.9%         51.0%
   Materials division........................................           54.9           47.8         51.1          49.0

Gross margins
   Equipment division........................................           17.1%          14.3%        15.2%         15.0%
   Materials division........................................           21.6           20.9         21.3          20.6



THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue for the three months ended February 28, 2001 was $71.7 million, an increase of $35.2 million or 96.5% from the three months ended February 29, 2000. Revenues were higher in all geographic regions, and more than doubled in Europe and the United States.

      MATERIALS DIVISION. The materials division's net revenue for the three months ended February 28, 2001 was $65.6 million, an increase of $21.1 million or 47.4% from the three months ended February 29, 2000. The division recorded higher revenue in all regions, with quarter over quarter growth particularly strong in Europe and the United States.


GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin of 14.3% declined 280 basis points for the three months ended February 28, 2001 compared to the three months ended February 29, 2000. The decrease in gross margin was due to lower margins on the sales of spare parts, service, and parts cleaning. The lower margins in parts cleaning were due in part to the start-up of new facilities in Israel and Singapore.

      MATERIALS DIVISION. The gross margin of the materials division decreased 70 basis points to 20.9% for the three months ended February 28, 2001 compared to the three months ended February 29, 2000. The decline was due principally to the higher proportion of sales coming from fab construction activity where order sizes are typically larger and gross margins typically tighter.


SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the three months ended February 28, 2001 were $16.9 million, up $4.4 million or 34.8% from the $12.5 million incurred in the three months ended February 29, 2000. The increase was due principally to the increase in the number of employees and to higher travel expenses. In addition $0.8 million of the SG&A expense increase in our third quarter of fiscal 2001 pertained to Shieldcare and Intec, results from which were not included in our third quarter of fiscal 2000. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs for the three months ended February 29, 2000 and February 28, 2001.

NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2000

NET REVENUE

      EQUIPMENT DIVISION. The equipment division's net revenue in the nine months ended February 28, 2001 was $203.1 million, up $93.3 million or 84.9% from the nine months ended February 29, 2000. Net revenue increased in all geographic regions with strong growth in both the United States and Europe, which more than doubled for the comparable nine month periods.

      MATERIALS DIVISION. The materials division's net revenue in the nine months ended February 28, 2001 was $195.0 million, up $80.2 million or 69.8% from the nine months ended February 29, 2000. Materials revenue was higher in all geographic areas. Materials' revenue growth was particularly strong in Asia, which almost doubled from the prior nine-month period.


GROSS MARGINS

      EQUIPMENT DIVISION. The equipment division's gross margin decreased 20 basis points to 15.0% for the nine months ended February 28, 2001 when compared to the nine months ended February 29, 2000. The decrease in gross margin in fiscal 2001 was due principally to declines in spare parts, service, and parts cleaning margins which was only partially offset by higher equipment margins and a higher proportion of equipment commissions.

      MATERIALS DIVISION. The gross margin of the materials division decreased 70 basis points to 20.6% for the nine months ended February 28, 2001 when compared to the nine months ended February 29, 2000. While margins improved in Asia, they decreased in the both Europe and the United States. The decline in the United States was principally due to a higher percentage of sales for fab construction activity, where order sizes are typically larger and gross margins typically tighter.


SELLING, GENERAL, ADMINISTRATIVE AND OTHER (SG&A) EXPENSES. SG&A expenses for the nine months ended February 28, 2001 were $50.4 million, up $16.3 million or 47.7% from the $34.1 million incurred for the nine months ended February 29, 2000. The increase is due principally to the increase in the number of employees and to higher travel expenses. In addition $2.1 million of the SG&A expense increase in our third quarter of fiscal 2001 pertained to Shieldcare and Intec, results from which were not included in our third quarter of fiscal 2000. Over 60% of SG&A expenses consist of salaries and other employment-related costs for the nine months ended February 29, 2000 and February 28, 2001.


OTHER INCOME (EXPENSE). The following table summarizes the components of other income (expense) for the periods indicated.

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     FEBRUARY 29   FEBRUARY 28   FEBRUARY 29    FEBRUARY 28
                                                                     -----------   -----------   -----------    -----------
                                                                        2000          2001           2000          2001
                                                                        ----          ----           ----          ----
                                                                                     (DOLLARS IN THOUSANDS)
      Foreign exchange gain (loss).................................     $205         $(544)            $350          $(606)
      Interest income..............................................      468           202              752            648
      Interest expense.............................................     (434)         (312)          (1,162)          (952)
      Miscellaneous income.........................................      101           160              504            295
                                                                     ------------  ------------   ------------  -------------
      Other income (expense).......................................     $340         $(494)            $444          $(615)
                                                                     ============  ============   ============  =============

         The exchange loss of $544, 000 incurred for the three-month period ended February 28, 2001, was primarily the result of the sudden and significant appreciation of the Euro against the US Dollar in December 2000. We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three and nine-month periods ended February 28, 2000 and 2001, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

         Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments. Compared to the same periods of the previous fiscal year, our interest expense for the three and nine-month periods ended February 28, 2001 decreased primarily as the result of the reduction in our average use of bank facilities.

         Miscellaneous income for the nine-month period ended February 28, 2001 was lower than the nine-month ending February 29, 2000 primarily because the earlier period included a gain of $184,000 from the exercise and sale of stock warrants held in a non-related principal.


LIQUIDITY AND CAPITAL RESOURCES

         We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at February 28, 2001 was $56.9 million, higher than our working capital at May 31, 2000 of $54.4 million. Our current ratio, current assets divided by current liabilities, was 1.5 at May 31, 2000 and 1.4 at February 28, 2001.

 OPERATING ACTIVITIES. In the nine months ended February 29, 2000, the net total of net income plus items which did not affect operating cash flows was $7.1 million. The net negative effect of increases in accounts receivables and inventories offset by increases in accounts payable including payables to affiliates and changes in other assets and liabilities for the first nine months in fiscal 2000 was $(16.9) million. In combination operating activities used $9.8 million of cash in the period.

In the nine months ended February 28, 2001, the net total of net income plus items which did not affect operating cash flows was $18.1 million. This increase is primarily the result of significantly higher net income, together with increases in the amounts we provided for reserves for inventory valuation and bad debts and increases in amortization and depreciation expense. The net negative effect of increases in accounts receivables and inventories offset by increases in accounts payable including payables to affiliates and changes in other assets and liabilities for the first nine months in fiscal 2000 was $(18.2) million. The significant increase in our revenues this year also required significant increases in accounts receivable, inventories and prepaid expenses, which were substantially offset by increases in accounts payable and in other liabilities. In total, operating activities used a small amount of cash for the period.

 INVESTING ACTIVITIES. Our capital expenditures for property, plant and equipment totaled $1.5 million for the first nine months of fiscal 2000, and $7.8 million for the same period in fiscal 2001. Approximately $3.8 million of our capital expenditures in fiscal 2001 was spent to build our new parts cleaning facility in Singapore, and we invested $1.1 million in our new operations management information system. We estimate that our total capital expenditures in fiscal 2001 will be approximately $8.9 million, of which $1.9 million pertains to the initial phase of our new operations management information system. We estimate that the total costs of the new management information system will be $4.0 to $5.0 million over a 24 to 36 month period.

In August 2000, we invested $1.0 million for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used principally in semiconductor fabrication facilities.

 FINANCING ACTIVITIES. During November 1999 we completed our initial public offering, and in December 1999, the Company sold an additional 562,500 common shares to cover the exercise of the underwriters' over-allotment option. We received net proceeds of $34.5 million, and invested the majority of the proceeds in short-term securities. During the nine-month period ending February 28, 2001, we satisfied our funding requirements from the sale of our short-term investments and from internally generated funds and our various borrowing facilities. In addition, we received $1.0 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees. In November 2000, the purchase of Intec resulted in net proceeds of $1.4 million for the 475,000 common shares we issued to the shareholders of Intec, which was equal to the $3.9 million fair value of Metron's common shares less the fair value of Intec's assets net of cash.

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

         The following table summarizes our material borrowing facilities as of February 28, 2001:

                                                                        U.S. $
                                                                      EQUIVALENT                                  RECENT
                                                                      FACILITY        AMOUNT        AMOUNT       INTEREST
                                                                        AMOUNT      OUTSTANDING    AVAILABLE       RATE
                                                                        ------      -----------    ---------       ----
                                                                                    (DOLLARS IN THOUSANDS)

        Compass Bank...............................................      $15,000       $11,146        $3,854        8.5%
        Deutsche Bank..............................................        3,753             -         3,753        8.0%
        Royal Bank of Scotland.....................................        2,825           673         2,152        8.0%
        All Others.................................................        9,596         5,246         4,350   5.0 to 8.5%
                                                                    -------------- -------------   -----------
        Total......................................................      $31,174       $17,065       $14,109
                                                                    ============== =============   ===========

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

MARKET RISK

         At February 28, 2001 we had aggregate forward exchange contracts in various currencies as follows:

         CONTRACT AMOUNT                                           WEIGHTED AVERAGE
            US DOLLARS              BUY               SELL           CONTRACT RATE     FAIR VALUE   EXPIRATION DATE(S)
            ----------              ---               ----           -------------     ----------   ------------------
                                                  (DOLLARS IN THOUSANDS)

               $ 487         Japanese Yen              -                   109.55           $13      March to August 2001
              $2,200                 -          Israeli Shekel               4.15           (16)     March 2001
              $4,500         Italian Lira              -                 2,115.06           (11)     March 2001
              $6,000         Deutschmark               -                     2.12             8      March to April 2001
              $5,200         French Franc              -                     7.13            (2)     March to April 2001
                                                                                       -----------
                                                                                            $(8)
                                                                                       ===========


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

         If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the three month period ended February 28, 2001, 27% of our total revenue was generated from the sale of products manufactured by FSI and 23% from the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters" and "Certain Transactions." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

         On January 8, 2001 the Company and Entegris, Inc. entered into an agreement to modify their existing distribution relationship. On February 13, 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. The Company will receive revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were as follows:

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     FEBRUARY 29   FEBRUARY 28    FEBRUARY 29   FEBRUARY 28
                                                                     -----------   -----------    -----------   -----------
                                                                        2000           2001          2000          2001
                                                                        ----           ----          ----          ----
                                                                                      (DOLLARS IN THOUSANDS)

      Revenue...................................................        $15,333       $15,644       $32,676        $59,718
                                                                      ===========   ===========   ===========    ===========

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

         We have lost other principals in the past. For example, after Ontrak was acquired by Lam Research in August 1997, we ceased marketing and selling Ontrak products in Europe in September 1998 and in South Korea in June 1998. In March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we are phasing out our marketing and sale of products of this division. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us.

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL, AND THEREFORE, A DOWNTURN MAY RESULT IN POOR OPERATING RESULTS.

         The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The downturn in the semiconductor industry from mid-1996 until the end of 1998 had a material adverse effect on our operating results. In February 2001 we started to experience a downturn in new orders as well as delays in shipment for existing orders. The continuation of the downturn, or an increase in the number of shipment delays, could have a materially adverse effect on our operating results.

IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY NEW PRODUCTS AND ENTER INTO AND IMPLEMENT ARRANGEMENTS WITH THE SUPPLIERS OF THESE PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         To the extent we are unable to enter into relationships with principals that anticipate or respond adequately to technological developments or customer requirements, we could suffer a loss of competitiveness. Such loss, or any significant delays in product development or introductions by these principals, could have a materially adverse effect on our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our principals' ability to keep pace with changes in the market and, particularly because we generally do not carry competing product lines, on our ability to identify and obtain new product lines which achieve market success.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES.

         We face intense competition on two distinct fronts: competition for product lines and competition for customers.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY FOR PRODUCT LINES AGAINST INDEPENDENT SALES AND DISTRIBUTION COMPANIES THAT HAVE GREATER FINANCIAL RESOURCES, ARE MORE ESTABLISHED OR HAVE LONGER-STANDING RELATIONSHIPS WITH SEMICONDUCTOR MATERIALS AND EQUIPMENT MANUFACTURERS, WE WILL BE UNABLE TO OFFER COMPETITIVE PRODUCTS, WHICH WILL NEGATIVELY IMPACT OUR SALES.

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

IF WE ARE UNABLE TO COMPETE FOR CUSTOMERS OWING TO OUR INABILITY TO PROVIDE SALES, MARKETING AND SUPPORT SERVICES OR PARTICULAR PRODUCT OFFERINGS, OUR ABILITY TO MAINTAIN OR INCREASE SALES WILL BE ADVERSELY AFFECTED.

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

         We anticipate that as we continue to diversify our product portfolio and expand into new markets for our principals' products, we will encounter additional competition for customers. If we cannot continue to compete successfully for customers in the future, any such lack of success will have a significant negative impact on our business.

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

WE NEED TO SUCCESSFULLY MANAGE THE ANTICIPATED EXPANSION IN OUR OPERATIONS OR OUR BUSINESS MAY SUFFER MATERIAL ADVERSE CONSEQUENCES.

         To the extent we are unable to effectively manage future expansion and the system and procedural transitions required by expansion, our business and our operating results could be seriously harmed. We have expanded our operations in the past and anticipate future expansion of our operations through acquisitions and otherwise. Our growth has placed and will continue to place significant demands on our management, operational, financial and technical resources, as well as our accounting and control systems, as we work to integrate geographically dispersed offices and administrative personnel, diverse service and maintenance operations and different accounting and financial systems. Our future operating results will depend on the ability of our management and other employees to:

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

WE MAY NOT BE SUCCESSFUL IN ANY EFFORT TO PENETRATE JAPAN, WHICH COULD LIMIT OUR FUTURE GROWTH.

         We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 22% of the world's production of semiconductors takes place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to establish or acquire sales and marketing capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan, and we believe that expanding our operations to Japan would be both expensive and time-consuming and would place additional demands on our management. In addition, both FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify such arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether any of our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

         We bear inventory risk because we generally take title to the products we sell when we receive them from our principals, and we cannot always return products to the principal in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the industry downturn in 1997 and 1998, we had excess inventory for which we booked reserves in both the United States and Asia. Typically, products cannot be returned to principals after they have been in our inventory for a certain period of time; this time period varies depending on the product and the principal. In addition, although it is typical when a relationship with a principal terminates for that principal to repurchase most of the inventory we have of that principal's products, it is possible under certain circumstances that a principal may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a principal cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial results.

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

- THE MIX OF PRODUCTS SOLD AND THE MARKET ACCEPTANCE OF OUR NEW PRODUCT LINES. The mix of products we sell varies from period to period, and because margins vary amongst and/or within different product lines, this can adversely affect our results of operations. If we fail to sell our products which generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

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

WE DEPEND ON SALES TO A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND IF ANY OF OUR LARGE CUSTOMERS WERE TO STOP OR REDUCE THEIR PURCHASING FROM US, THIS WOULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUE.

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

         Sales cycles for some of our products, particularly equipment, can run as long as 12 to 18 months. As a result, we may not recognize revenue from efforts to sell particular products for extended periods of time, or at all. We believe that the length of the sales cycle may increase as some current and potential customers of our key principals centralize purchasing decisions into one decision-making entity. We expect this may intensify the evaluation process and require us to make additional sales and marketing expenditures with no assurance that a sale will result.

WE HAVE NOT YET DEVELOPED A STRATEGY TO SELL TO OUR CUSTOMERS OVER THE INTERNET, AND IF A COMPETITOR DEVELOPS AND IMPLEMENTS AN EFFECTIVE E-COMMERCE STRATEGY, WE MAY LOSE SOME OF OUR CUSTOMERS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Although we have begun efforts to develop an e-commerce strategy, we have not implemented a process to sell to our customers over the Internet. Because our principals grant us the right to sell their products only for specific territories and sales conducted over the Internet may occur anywhere around the globe, it is difficult to adopt e-commerce practices in our industry. If our principals decide to directly distribute their products over the Internet, if our competitors develop a successful strategy for engaging in e-commerce or if our customers require e-commerce capabilities which we are unable to provide, we may lose customers, which would have a negative impact on our revenue and on our operating results.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS.

ECONOMIC DIFFICULTIES IN COUNTRIES IN WHICH WE SELL OUR PRODUCTS CAN LEAD TO A DECREASE IN DEMAND FOR OUR PRODUCTS AND IMPAIR OUR FINANCIAL RESULTS.

         The volatility of general economic conditions and fluctuations in currency exchange and interest rates can lead to decreased demand in countries in which we sell products. For example, in 1997 and 1998 many Asian countries experienced economic and financial difficulties. During this period, we experienced cancellation or delay of orders for our products from customers in Asia, which adversely affected our results of operations. Moreover, any economic, banking or currency difficulties experienced by countries in which we have sales may lead to economic instability in those countries. This in turn may result in the cancellation or delay of orders for our products from customers in those countries, thus adversely affecting our results of operations.

MOST OF OUR PRODUCT SALES ARE OUTSIDE THE UNITED STATES, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR FINANCIAL RESULTS.

         While most of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the third quarter of fiscal 2001, we recorded exchange losses of approximately $500,000. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

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

         As of February 28, 2001, FSI owned 21.1%, and Entegris owned 12.3% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the five seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, AND ANY INABILITY TO RAISE REQUIRED FUNDS COULD HARM OUR BUSINESS.

         We expect that cash from operations and borrowings under our credit facilities will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. However, we may need to raise additional capital to acquire or invest in complementary businesses. Further, if we issue additional equity securities, the ownership stakes of our existing shareholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of our existing common shares. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

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

         As a Netherlands "NAAMLOZE VENNOOTSCHAP," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law the issuance of shares of a N.V. company must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred, and may designate the Metron board of supervisory directors as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the supervisory board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Metron articles, the supervisory board has the authority to adopt resolutions to issue shares until five years from the November 19, 1999, deed of conversion from a B.V. to an N.V. and the related amendment of our articles of association. This authorization of the supervisory board may be renewed by the shareholders from time to time. As a result, our supervisory board currently has the authority to issue common and preferred shares without shareholder approval.

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

         Our articles of association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. These provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interest of our shareholders. For example, our articles may be amended only pursuant to a proposal of the supervisory board followed by a resolution of a general meeting of shareholders. To amend our articles requires that at a general meeting of shareholders, (1) more than half of the issued share capital is represented and (2) the resolution to amend the articles is supported by a two-thirds majority of the valid votes cast. This supermajority voting requirement may have the effect of discouraging a third party from acquiring a majority of the outstanding Metron shares. In addition, these provisions could have a negative impact on our stock price. Furthermore, some United States tax laws may discourage third parties from accumulating significant blocks of our common shares.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

ITEM              DESCRIPTION
----              -----------


(b)      Reports on Form 8-K

 The Company did not file any reports on Form 8-K during the quarter ended February 28, 2001.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



METRON TECHNOLOGY N.V.


Date:  April 16, 2001               /s/ PETER V. LEIGH
                                    ------------------

                                    Peter V. Leigh
                                    Vice President, Finance
                                    Signing on behalf of the registrant
                                    and as principal accounting officer