Form 10-K405
period 2001-05-31
METRON TECHNOLOGY N V
filed 2001-08-28
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .

Commission File Number: 000-27863

METRON TECHNOLOGY N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0180010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1350 Old Bayshore Highway
Suite 210
Burlingame, California 94010
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 401-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common shares, par value $0.96 NLG per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on July 31, 2001 as reported by the Nasdaq National Market, was approximately $39,459,000. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Shares, $0.96 NLG par value, as of July 31, 2001 was 12,821,164.

DOCUMENTS INCORPORATED BY REFERENCE

    Exhibit 24.1, and Current Report on Form 8-K, filed with the Commission on March 2, 2001, are incorporated by reference into Part IV of this report.

PART I

ITEM 1. BUSINESS

Overview

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands in 1975. We are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers.

    On behalf of semiconductor materials and equipment suppliers, which we refer to as our principals, we provide a broad range of materials and equipment to leading semiconductor manufacturers such as Advanced Micro Devices, Chartered Semiconductor Manufacturing, IBM, Infineon, Intel, Lucent, Motorola, NEC Electronics, Philips, Samsung, ST Microelectronics and UMC. We also provide semiconductor manufacturers with the ability to outsource a wide variety of fab operations and support services. 'Fab' is the name commonly given to silicon wafer fabrication facilities. Our operations and support services include servicing a wide variety of fab equipment, materials management, parts cleaning, cleanroom services and facility maintenance.

    Our principals are both independent companies that have developed emerging technologies and divisions of larger companies that have other primary products and markets and include Cabot Microelectronics, Ecosys (a division of ATMI), Entegris, FSI, Gigaphoton (formerly Komatsu), Pall, Schumacher (a division of Air Products), SDI, Seiko Instruments, Sigmameltec and Zeiss. Our materials offerings include an extensive array of over 10,000 items, including fluid and gas handling components, high purity chemicals and cleanroom products. Our equipment offerings include equipment for cleaning wafers; for microlithography, the part of the fabrication process during which an image is projected on to a wafer by passing light through a photomask, which is a high-purity quartz or glass plate used as the stencil in semiconductor device fabrication to create an integrated circuit design pattern on a semiconductor wafer; for metrology, the measurement and inspection of the wafer during the fabrication process; for photomask inspection and repair, the inspection and repair, if necessary, of the glass or quartz photomasks used during the microlithography process; and for inspection and defect characterization, the process by which silicon wafers are inspected during and after fabrication.

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

    The semiconductor materials market provides the wide variety of consumable and manufacturing materials that are required by semiconductor manufacturers, including fluid and gas handling components, high purity chemicals and cleanroom products. Rapid changes in technology have led to the creation and emergence of newer semiconductor materials manufacturers that offer innovative products. The materials industry is more fragmented and less cyclical than the equipment industry, in part because demand for semiconductor materials is driven more by the volume of semiconductors produced than by industry capacity and expectations of future revenue growth. The lower barriers to entry in this industry also attract new competitors.

    As semiconductors continually become smaller and more complex, the number of manufacturing steps increases, which requires more complex and costly semiconductor equipment. The complex manufacturing process also entails the use of a large variety of materials from many sources. In addition, the high capital cost of fabs, which can now exceed $2.0 billion, requires that fabs quickly reach and maintain optimal productivity levels in order to maximize their return on investment. This also necessitates around-the-clock manufacturing, which in turn requires that spare parts, materials and service be delivered quickly and on short notice.

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

    Semiconductor equipment and materials suppliers and semiconductor manufacturers are increasingly focusing on their core competencies and outsourcing other aspects of their operations to third parties. The increasing complexity of semiconductors and related capital investment, combined with long-term pricing pressures, have led semiconductor manufacturers to increasingly focus on design, development and manufacturing and outsource to third parties equipment service, materials management, cleanroom services and facility maintenance, as well as other similar services. We believe that outsourcing enables these companies to increase fab productivity in a cost-effective manner. In addition, semiconductor equipment and materials suppliers often focus on product development and manufacturing and outsource to third parties the marketing, sale, installation, service and support of their products. In particular, smaller semiconductor equipment and materials manufacturers that cannot afford to invest the time or the capital resources required to build a global infrastructure, and divisions of larger companies whose main focus is on other products or markets, often benefit from outsourcing. Outsourcing enables these companies to reduce their time to market, financial risk and marketing investment while maintaining the ability to compete with often larger companies with established infrastructures.

    Providers of outsourcing services to the semiconductor industry are able to take advantage of operational efficiencies owing to their ability to offer products and services from multiple suppliers and leverage their infrastructure costs over a larger revenue base. There are a large number of generally smaller companies that provide outsourcing services, including regional, privately-held companies that focus on a portion of, or a specific geographic market in, the semiconductor manufacturing industry. We believe that semiconductor equipment and materials manufacturers and semiconductor manufacturers are increasingly seeking an international services and support company that offers a comprehensive global solution.

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

  •
  simplify and standardize their materials and equipment purchases in multiple locations throughout the world;

  •
  focus their resources on product design, development and marketing; and

  •
  increase fab productivity in a cost-effective manner.

We also provide timely and comprehensive marketing, sales, installation, service and support for materials and equipment manufacturers, enabling our principals to:

  •
  focus their resources on technology and product development and manufacturing;

  •
  reduce their time to market, financial risk and marketing investment; and

  •
  compete more effectively with larger companies with established infrastructures without investing the time or capital resources required to build their own infrastructures.

Strategy

    We believe Metron markets and sells a wider range of materials, equipment, spare parts, service and support solutions to the semiconductor industry than any other independent provider of these products and services. Our goal is to be the leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. The key elements of our strategy include:

  •
  Leverage our global infrastructure and expand our leadership position. We believe that our global infrastructure, as well as our 25-year history of serving the semiconductor industry, provide us a significant competitive advantage in serving our principals and customers. As of May 31, 2001, we had over 500 sales and marketing and customer service and support employees in 36 offices in Asia (except Japan), Europe and the United States. We plan to continue to leverage our global infrastructure by offering an increasing variety of products and services.

  •
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

  •
  Expand materials business. While continuing to expand our equipment business, we intend to increase the relative size of our materials business. We believe that the materials business is particularly well-suited to benefit from the global infrastructure that we have developed, in part because addressable markets are more fragmented, there are a large number of individual products and typical transactions are smaller than in the equipment business. Materials products generally offer relatively higher gross margins, and the materials business is generally less cyclical than the equipment business.

  •
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

  •
  Acquire complementary businesses. To enable us to better serve our principals and customers, we plan to selectively acquire complementary businesses. Potential acquisition candidates include independent regional sales, service and support companies, which currently operate in a highly fragmented segment of the semiconductor industry. We believe that our acquisition strategy will allow us to gain access to new principals and territories, broaden our offerings to existing customers and gain new customers. As examples of this strategy, our acquisition of T.A. Kyser Co. in July 1998, established our United States materials and components business. With our acquisition of Shieldcare Ltd. in March 2000, we entered the process tool parts cleaning business, and in November 2000 we acquired Intec Technology (S) Pte. Ltd., a supplier of cleanroom products and manufacturer of cleanroom garments in Singapore and Malaysia.

  •
  Expand into Japan. Japan is the second largest producer of semiconductors in the world and accounted for approximately 20% of world production in 2000. Although we represent a limited number of Japanese principals, we do not currently operate an office in Japan. When a suitable and profitable opportunity to do so arises, we intend to expand our operations into Japan.

Products and Services

    We are organized into two worldwide operating divisions, materials and equipment. In fiscal 1999, 2000 and 2001, sales by our equipment division accounted for approximately 55.7%, 50.2% and 50.7% of our revenue, respectively, and sales by our materials division accounted for approximately 44.3%, 49.8% and 49.3% of our revenue, respectively.

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

Materials

    Our materials business includes the marketing and sale of an extensive array of over 10,000 items, including fluid and gas handling components, high purity chemicals and cleanroom products, to semiconductor manufacturers, manufacturers of semiconductor equipment and, to a lesser extent, customers in other industries, such as pharmaceuticals and petroleum. As of May 31, 2001, our materials division represented over 115 principals. The table below lists the business units in our materials division, the types of products sold and the largest principals within each business unit:

Business Unit	Types of Products	Largest Principals
Gas and fluid handling	Valves, fittings and other components for ultrapure applications	Entegris
	High end filtration products and systems Stainless steel control valves and regulators	Pall Tescom
Wafer management	Pellicles	MLI
Device handling	Vacuum release chip trays	Gelpak
	Quartz components	MGI Products
Cleanroom products	Latex gloves	Omni Sales
	Face masks	Tecnol
	Wipers and swabs	Texwipe

    We believe the materials business is particularly well-suited to benefit from our global infrastructure because addressable markets are more fragmented, there are a large number of individual products and average transaction sizes are generally smaller than in the equipment business. As a result, we believe that many companies are often unable to cost-effectively provide materials, service and support globally in order to meet semiconductor manufacturer requirements and can benefit from Metron's ability to distribute their products through our international sales and marketing organization. Similarly, by working with Metron, a customer can increase sales by improving fab productivity while reducing inventory, warehousing and other costs. For some of our customers' fabs in the United States, including Motorola and Philips, our materials division has primary responsibility for the operation of the customer's on-site warehouse of materials and components we sell. Our experience, infrastructure and systems in the United States enable us to maintain a highly reliable materials inventory management and order processing system, which allows us to increase the speed of order fulfillment and provide other value-added services to both customers and principals. We plan to expand our activities in this area to other parts of the world to provide more comprehensive support to more of our customers.

Equipment

    Our equipment business includes the marketing and sale of equipment, including products for cleaning, coating, developing and etching; detection, measurement and quality control tools; equipment used in the manufacture, fault diagnosis and repair of the masks used to create the complex patterning of semiconductors; and automatic wafer handling, particle counting and cleanroom monitoring equipment. The equipment division also markets specialized containers of high purity chemicals that are used in the chemical vapor deposition and diffusion phases of semiconductor wafer processing. As of May 31, 2001, our equipment division represented over 40 principals. The table below lists the largest products by revenue in the equipment division and the principals for those products:

Types of Products	Principals
Wafer cleaning tools	FSI
High purity wafer processing chemicals	Schumacher
Photo-lithography processing tools	FSI Sigmameltec
Environmental gas cleaning systems	ATMI
Wafer characterization and diagnostic tools	SDI Zeiss
Photomask inspection and repair tools	Seiko Instruments

    Particularly in the equipment business, we believe our competitive advantage is generally greater in product areas that are not served by one of the large globally integrated manufacturers. We have sought, and expect to continue to seek, relationships with non-United States principals seeking to penetrate the United States market and other markets outside their home territories.

Service and Spare Parts

    We believe that as semiconductor manufacturers become increasingly sensitive to the costs of system downtime, they will direct their purchases to suppliers who can offer comprehensive local installation, maintenance and repair service and spare parts. To meet these needs, we provide installation, maintenance, repair and service for the equipment we sell, and we employ skilled service engineers in 20 offices located in approximately 14 countries. In some cases, our service engineers are located on-site at a semiconductor manufacturer's facility. By continuing to maintain local offices in most major markets and staffing those offices with nationals fluent in local languages and customs, we are able to provide our principals and customers with sales, service and support 24 hours a day, seven days a week where necessary. We also provide our customers with applications services and help them develop customized solutions to technical problems.

    Our service personnel receive extensive initial and follow-up training internally and/or from the principals whose products they service. Our service personnel generally receive the same training from our principals as the principal's own personnel and receive and maintain the same certification. We generally warrant the products we sell for a period of one year. If we install the equipment in a customer's fab, we are generally responsible for the costs of the labor component of the warranty, and the principal is responsible for replacing parts which are under warranty. After the warranty period has expired, we also offer service contracts or on-call service support for equipment that we have supplied.

    We also provide our customers with the spare parts required to maintain and repair the equipment we have supplied and to operate other systems in their fabs. We work with our principals to maintain an inventory of mission-critical spare parts and materials close to our customers' sites so we can deliver the required parts in the shortest time possible. In some cases, we are responsible for maintaining inventories at our customers' sites, and we plan to expand the service that we provide in this area.

Sales and Marketing

    Our worldwide sales and marketing organization is an essential part of our strategy of maintaining close relationships with our principals and with our semiconductor manufacturer customers. We provide timely and comprehensive marketing, sales, service and support for materials and equipment manufacturers, enabling these manufacturers to focus their resources on technology and product development. As of May 31, 2001, we had approximately 290 sales and marketing employees in 42 offices in Asia (except Japan), Europe and the United States. Through these sales and support offices, we maintain an important link between our principals and semiconductor manufacturers. Our sales and marketing organization identifies customer requirements, assists in product selection and monitors each transaction through final sale, shipment and installation. We also employ approximately 415 highly- skilled technical and engineering personnel around the world to support our sales and marketing organization and our customers. In Europe, we have approximately 253 support personnel in nine countries located in thirteen offices as well as at several semiconductor manufacturers' facilities. In Asia, we have approximately 145 support personnel in five countries located in eight offices as well as at several semiconductor manufacturers' facilities. In the United States, we have approximately 17 support personnel located in two states. With few exceptions, our employees around the world are fully conversant in local languages and familiar with local business culture and practices.

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

Customers

    We market semiconductor materials and equipment to most of the world's semiconductor manufacturers and to many suppliers to the semiconductor industry, including semiconductor equipment manufacturers. In fiscal 2001, our 10 largest customers accounted for approximately 39% of our net revenue. We expect that sales to relatively few semiconductor manufacturers will always account for a significant percentage of our revenue, although the relative revenue ranking of individual customers may change from period to period. The table below lists our 10 largest customers in fiscal 2001 based on revenue and the geographic regions where we support them:

Customer	Locations
STMicroelectronics	France, Italy, Singapore, United Kingdom, United States
Intel	Hong Kong, Ireland, Israel, Malaysia, United Kingdom, United States
Philips	The Netherlands, United Kingdom, United States
Infineon	Germany, Singapore
Chartered Semiconductor Manufacturing	Singapore
IBM	Germany, Singapore, The Netherlands, United Kingdom, United States
Texas Instruments	Germany, United States
Atmel	France, Germany, United Kingdom, United States
Tower Semiconductor	Israel
Seagate	Singapore, United Kingdom

Competition

    The semiconductor industry is highly competitive. We face substantial competition on two distinct fronts: competition for product lines and competition for customers.

Competition for Product Lines

    For those semiconductor equipment and materials manufacturers who elect to sell through independent sales and distribution companies, we must compete with other companies for the right to sell specific product lines. Some of these independent sales and distribution companies have long-standing collaborative business relationships with semiconductor equipment and materials manufacturers which are difficult to overcome. We believe that the most significant competition on this front comes from regional semiconductor equipment and materials distribution companies. Furthermore, many equipment and materials manufacturers choose to sell directly to semiconductor manufacturers in some or all markets. In Europe and Asia, we compete with equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers, as well as with regional independent distribution companies such as Macrotron and Teltec in Europe and Hermes in Taiwan. In the United States, we compete primarily with United States semiconductor equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers.

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

Competition for Customers

    We compete with established semiconductor equipment and materials manufacturers who sell directly to customers and with other independent sales and distribution companies for orders from semiconductor manufacturers. Some of these competitors have greater name recognition in the territories they serve and have long-standing relationships with semiconductor manufacturers that may give them a competitive advantage. Other significant competitive factors in the semiconductor equipment and materials market include product specifications and quality, product performance, product reliability, process repeatability, customer service and support, timeliness of product delivery and of new product introductions, in addition to total cost of ownership and price. We anticipate that as we expand our product portfolio and expand into new markets, we will encounter additional competition, and the competitive factors listed above, among others, might make it difficult for us to establish sales and distribution capability in new markets, such as Japan. This competition, as well as the local political climate and local business practices, may limit our ability to successfully expand into new markets. We cannot be certain that we will continue to compete successfully in the future.

Financial Information about Segments and Geographic Areas

    See Note 15 to the Consolidated Financial Statements contained herein.

Employees

    As of May 31, 2001, we had 974 full-time employees, including 214 in our materials division, 490 in our equipment division and 270 in general administrative activities, including finance and accounting, sales administration, shipping and receiving and corporate management. Of our full-time employees, 173 are located in the United States, 526 are located in Europe and 275 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationships with our employees to be good.

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

Risks related to Metron.

We are dependent on a few key principals for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key principals could seriously harm our business.

    If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the year ended May 31, 2001, 25% of our total revenue was generated from the sale of products manufactured by FSI, and 25% represented the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

    On January 8, 2001 we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were as follows:

	Fiscal Year Ended May 31,
	1999	2000	2001
	(in thousands)
Revenues	$18,255	$51,420	$75,245

    All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our principals. These agreements are generally cancelable at will, subject to notification periods that range from 30 days to two years. We generally do not sell competing products in the same market, and therefore the number of principals we can represent at any one time is limited. It is likely that in the future some of our principals will terminate their relationships with us upon relatively short notice. If we lose a key principal, we may not be able to find a replacement quickly, or at all. The loss of a key principal may cause us to lose customers and incur expenses associated with ending our agreement with that principal. We may lose principals for various reasons, including:

  •
  mergers and acquisitions involving our principals and other semiconductor materials and equipment manufacturers that we do not represent;

  •
  a principal's decision to attempt to build a direct sales organization;

  •
  the expansion of a principal's product offerings to compete with the products of another principal, because we generally do not offer competing product lines;

  •
  a principal's dissatisfaction with our level or quality of service; and

  •
  the failure of a principal's business.

    We have lost other principals in the past. For example, after Ontrak was acquired by Lam Research in August 1997, we ceased marketing and selling Ontrak products in South Korea in June 1998 and in Europe in September 1998. In March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell products of this division. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us.

The semiconductor industry is highly cyclical, and during its periodic downturns, our operating results will deteriorate.

    The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The downturn in the semiconductor industry from mid-1996 until the end of 1998 had a material adverse effect on our operating results. In February 2001 we started to experience a downturn in new orders as well as delays in shipment for existing orders. The continuation of the downturn for any extended period, or an increase in the number of shipment delays, would have a materially adverse effect on our operating results.

If we are unable to successfully identify new products and enter into and implement arrangements with the suppliers of these products, our business will be seriously harmed.

    To the extent we are unable to enter into relationships with principals who anticipate or respond adequately to technological developments or customer requirements, we could suffer a loss of competitiveness. Such loss, or any significant delays in product development or introductions by these principals, could have a materially adverse effect on our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our principals' ability to keep pace with changes in the market and, particularly because we generally do not carry competing product lines, on our ability to identify and obtain new product lines which achieve market success.

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

    While our financial reporting management information system is integrated and operational, our current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, and in France in July 2001. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $8.0 to $10.0 million and that the system will be implemented over the next 24 to 36 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

  •
  continue to implement and improve our operational, customer support and financial control systems;

  •
  recruit, train, manage and motivate our employees;

  •
  identify companies that are strategic acquisition candidates and successfully acquire and integrate them with our existing business;

  •
  communicate information efficiently throughout our organization; and

  •
  work effectively with principals and customers.

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

    We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 20% of the world's production of semiconductors takes place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan, and we believe that expanding our operations to Japan would be both expensive and time-consuming and would place additional demands on our management. In addition, both FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify these arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether any of our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

Our employment costs in the short-term are to a large extent fixed, and therefore any cyclical revenue shortfall could adversely affect our operating results.

    Our operating expense levels are based in significant part on our head count, which is generally driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. In addition, approximately half of our employees are in Europe, and the costs associated with any reductions of our labor force in Europe are high. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any cyclical revenue or gross margin shortfall, which could have a material adverse effect on our operating results.

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

    In the past, we have experienced fluctuations in our quarterly and annual operating results and anticipate that these fluctuations will continue in the future due to a variety of factors, many of which are outside our control. Fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Our sales in, and the operating results for, a particular quarter can vary significantly due to a variety of factors, including those described elsewhere in this report and the following:

  •
  The Timing Of Significant Customer Orders And Customer Spending Patterns. During industry downturns, our customers may ask us to delay or even cancel the shipment of previously firm orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

  •
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

  •
  The Timing Of New Product And Service Announcements By Our Principals And Their Competitors. New product announcements by our principals and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our principal's competitors, which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

  •
  The Mix Of Products Sold And The Market Acceptance Of Our New Product Lines. The mix of products we sell varies from period to period, and because margins vary amongst and/or within different product lines, this can adversely affect our results of operations. If we fail to sell our products that generate higher margins, our average gross margins may be lower than expected. If we fail to sell our new product lines, our revenue may be lower than expected.

  •
  General Global Economic Conditions Or Economic Conditions In A Particular Region. When economic conditions in a region or worldwide worsen, customers may delay or cancel their orders. There may also be an increase in the time it takes to collect from our customers or even outright defaults in payments. This can negatively affect our cash flow and our results.

  •
  Costs We May Incur If We Become Involved In Future Litigation. Litigation is often costly, and even if we are successful in defending or making any claim, the expenses incurred may significantly impact our results.

    As a result of the factors listed above, our future operating results are difficult to predict. Further, we base our current and future expense plans in significant part on our expectations of our longer-term future revenue. As a result, we expect our expense levels to be relatively fixed in the short-run. A decline in revenue for a particular quarter may disproportionately affect our net income in that quarter. If our revenue is below our projections, then our operating results will also be below expectations and, as we have in the past, we may even have losses in the short-run. Any one of the factors listed above, or a combination thereof, could adversely affect our quarterly results of operations, and consequently may cause a decline in our share price.

We depend on sales to a relatively small number of customers for a significant portion of our revenue, and if any of our large customers were to stop or reduce their purchasing from us, this would materially and adversely affect our revenue.

    A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. In fiscal 2001, our top ten customers accounted for an aggregate of 39% of our sales.

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

  •
  the timing and size of future purchase orders, if any, from our larger customers;

  •
  the product requirements of our customers; and

  •
  the financial and operational success of our customers.

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

    While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the third quarter of fiscal 2001, we recorded exchange losses of approximately $500,000. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

    In addition, the transition period from legacy currencies to the euro currently is set to expire January 1, 2002. Our new operations management information system is designed to accommodate the eventual elimination of the legacy currencies. If our new system is not successfully installed on a timely basis in those countries where our current systems cannot accommodate the transition to the euro, this could have a material adverse effect on our business.

Risks related to investing in our common shares.

We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.

    As of May 31, 2001, FSI owned 21.0% and Entegris owned 12.2% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the five seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

  •
  failure to meet the published expectations of securities analysts for a given quarterly period;

  •
  changes in financial estimates by securities analysts;

  •
  changes in market values of comparable companies;

  •
  stock market price and volume fluctuations, which are particularly common among securities of high technology companies;

  •
  stock market price and volume fluctuations attributable to inconsistent trading volume levels;

  •
  additions or departures of key personnel; and

  •
  commencement of our involvement in litigation.

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

ITEM 2. PROPERTIES

    Our corporate headquarters are located in Burlingame, California. The head of our global materials division is based in Austin, Texas, and the head of our global equipment division is based in the United Kingdom. We own our 30,000 square foot facility in Livingston, Scotland, 18,000 square foot facility in Aschheim, Germany, 16,300 square foot facility in Glenrothes, Scotland and our 6,500 square foot facility in Almere, The Netherlands. In addition, we lease space for marketing and customer service and support purposes in 42 locations worldwide. We operate a 720 square foot, Class 100 cleanroom in our leased facility in Sunnyvale, California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Shares, 0.96 NLG par value per share, have been traded on the Nasdaq National Market ("Nasdaq-NMM") under the symbol "MTCH" since our initial public offering on November 19, 1999. The following table sets forth the high and low sales prices, as reported by Nasdaq-NMM, for the periods indicated.

	High	Low
Fiscal 2000
First Quarter	N/A	N/A
Second Quarter	$17.50	$15.06
Third Quarter	25.94	14.88
Fourth Quarter	36.00	10.75
Fiscal 2001
First Quarter	14.50	6.88
Second Quarter	13.94	6.13
Third Quarter	8.00	3.50
Fourth Quarter	8.20	3.91

    There were approximately 54 shareholder accounts of record on July 31, 2001, and the number of beneficial shareholders was estimated to be 2,608.

Dividends

    The Company has not paid dividends on its common shares and currently does not plan to pay any cash dividends in the foreseeable future.

Certain Dutch tax consequences of holding Metron common shares

    General.  The following is a summary of the material anticipated Dutch tax consequences of the holding of common shares in Metron Technology N.V. ("Shares") by non-Dutch resident individuals and corporate entities. This summary does not purport to be an exhaustive discussion or analysis of all relevant tax matters related to the holding of Shares. In particular, this summary does not address the tax consequences under any non-Dutch tax laws, nor does it address the tax position of a holder of Shares to which a special tax regime is applicable or any other special circumstances that may apply to any individual holder. Accordingly, a holder of Shares should consult his, her or its own tax advisors regarding the tax consequences of the holding of Shares. This summary is based on the tax laws of The Netherlands as in effect on August 1, 2001 and is subject to changes in such laws which changes may have retroactive effect. Metron expressly disclaims any responsibility to update this summary for changes in facts or laws occurring subsequent to the date of the filing of this Form 10-K. This summary represents the views of Metron as to the interpretation of existing Dutch tax law and, accordingly, no assurance can be given that the tax authorities or courts in The Netherlands will agree with the summary below. This summary addresses the Dutch tax consequences to a holder of Shares who or which is not, nor deemed to be, a resident of The Netherlands for purposes of the relevant tax laws (a "non-resident shareholder"). Under Dutch tax law, residence is determined with reference to the facts and circumstances and to several fictions of law. This summary does not address taxes imposed by The Netherlands and its political subdivisions, other than dividend withholding tax, income tax, corporate income tax, and gift and inheritance tax.

    Dutch dividend withholding tax.  To the extent that Metron distributes dividends, such dividends will, in principle, be subject to Dutch dividend withholding tax at a rate of 25%. For this purpose, dividends include, among other things, dividends in cash or in kind, constructive dividends, repayments of paid-in capital not recognized for Dutch tax purposes and liquidation proceeds in excess of paid-in capital as recognized for Dutch tax purposes. Stock dividends are subject to dividend withholding tax unless distributed out of Metron's paid-in share premium as recognized for Dutch tax purposes. With respect to non-resident corporate shareholders, or shareholders that are treated as corporate taxpayers for Dutch tax purposes which have a permanent establishment or permanent representative in The Netherlands to which the Shares are attributable, no withholding is required in connection with distributions to such shareholders, provided that The Netherlands participation exemption applies with respect to their respective holding of the Shares. A non-resident shareholder may be eligible for a reduction or a refund of Dutch dividend withholding tax pursuant to the EU Parent-Subsidiary Directive or a tax convention in effect between the country of residence of the non-resident shareholder and The Netherlands. The Netherlands has concluded such a convention with the United States, the Convention between the Kingdom of The Netherlands and the United States of America for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income (the "Treaty"), which became effective as of January 1, 1994. A holder of Shares can only claim the benefits of the Treaty only if such holder is a resident of the United States as defined in the Treaty and if such holder's entitlement to such benefits is not limited by the limitations on benefits provisions of Article 26 of the Treaty. Under the Treaty, dividends paid by Metron to a holder of Shares who or which is entitled to the benefits of the Treaty, are generally eligible for a reduction of The Netherlands statutory rate of withholding tax of 25%, to 15%. The withholding tax rate will be reduced to 5% if the beneficial owner is a qualifying United States resident company that directly holds at least 10% of the voting power of Metron. The Treaty provides for a complete exemption for dividends received by exempt pension funds and exempt organizations as defined therein.

    No dividend withholding tax is due with regard to the part of a dividend, which is considered excessive pursuant to a transitional regime effective as of January 1, 2001 through December 31, 2005 and which, accordingly, is subject to the additional corporate income tax, as described below, provided that the shareholder is a resident of The Netherlands, The Netherlands Antilles or Aruba, an EU-member state, or a jurisdiction with which The Netherlands has concluded a tax treaty.

    The corporate income tax payable by Metron will be increased by 20% of the difference between the total amount of dividends paid in a calendar year and the highest of the following amounts:

a.
4% of the market value of the issued share capital at the beginning of the calendar year;

b.
double the amount of the normal dividend, which is the average dividend paid in the three years preceding 2001, provided that there is a consistent policy;

c.
the profit for accounting purposes of the preceding financial year in accordance with the published (consolidated) annual accounts;

    The temporary additional corporate income tax is not levied to the extent that the total profit distributions during the period from January 1, 2001 up to and including December 31, 2005 are in excess of the balance of the assets, liabilities and provisions, calculated on the basis of fair market value, reduced by the paid-in capital at the end of the book year that ended prior to January 1, 2001.

    The temporary additional corporate income tax will be decreased proportionally to the extent that the shares have been held for a period of three years by shareholders that have an interest of at least 5% at the time of the dividend payment. The three years period is deemed to be satisfied for shareholders owning at least 5% on September 14, 1999. A requirement is, however, that the relevant shareholder is a resident of The Netherlands, The Netherlands Antilles or Aruba, an EU-member state, or a jurisdiction that has concluded a tax treaty with The Netherlands.

    The Ministry of Finance announced in a press release of April 27, 2001 that new legislation will be proposed in order to counteract "dividend stripping". The new legislation is said to have retroactive effect from April 27, 2001. It was made public that pursuant to the proposal, which has not been made public itself, a refund or credit of dividend withholding tax will only be granted to the beneficial owner of the dividends. The criteria to establish beneficial ownership are said to be significantly more stringent than before in order to effectively counter "dividend stripping" transactions.

    Dutch income tax and corporate income tax.  A non-resident shareholder will not be subject to Dutch income tax or corporate income tax with respect to dividends or capital gains derived from the Shares, provided that (a) the non-resident shareholder does not have an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or permanent representative in The Netherlands and to which permanent establishment or permanent representative the Shares are attributable, or in the event that the non-resident shareholder does have such a permanent establishment or permanent representative in The Netherlands to which the Shares are attributable, the Dutch participation exemption applies to such Shares and (b) neither the non-resident shareholder nor his/her spouse, registered partner, other persons sharing his/her household or certain of their relatives by blood or marriage in the direct line (including foster children) have a substantial interest or a deemed substantial interest in the share capital of Metron or, in the event that the non-resident shareholder or one or more of the other persons referred to does have such an interest, the substantial interest(s) form(s) part of the assets of an enterprise; and (c) if the non-resident shareholder is an individual, such shareholder does not carry out and has not carried out employment activities with which the holding of the Shares is connected; and (d) if the not-resident shareholder is an individual, his activities in The Netherlands with respect to the Shares do not exceed normal, active asset management. In general terms, a substantial interest in the share capital of Metron does not exist if the non-resident shareholder, his/her spouse, registered partner, other persons sharing his/her household or certain of their relatives by blood or marriage in the direct line (including foster children), do not hold alone or together, directly or indirectly, the ownership of, or an option to acquire, shares representing 5% or more of the total issued and outstanding capital, or the issued and outstanding capital of any class of shares of Metron, or profit sharing rights representing an entitlement to at least 5% of the annual profit of Metron or of the proceeds upon the liquidation of Metron. The substantial interest tax rate for individuals is 25%. The tax rate for corporate shareholders is 35%. A holder of Shares entitled to the benefits of the Treaty will be protected under the Treaty from Dutch taxation on income or capital gains derived from a substantial interest in the share capital of Metron.

    Dutch gift and inheritance tax.  A gift or inheritance of Shares from a holder of Shares who is not a resident nor deemed to be a resident of The Netherlands, will not be subject to Dutch gift and inheritance tax, provided that the non-resident shareholder does not have an enterprise or an interest in an enterprise that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands to which the Shares are attributable and, in case of a gift of Shares by an individual who at the date of the gift was neither resident nor deemed to be resident in The Netherlands, such individual will not die within 180 days after the date of the gift, while being resident or deemed to be resident in The Netherlands.

    As of January 1, 2001, the Dutch net wealth tax has been abolished.

    HOLDERS OF SHARES ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE DUTCH TAX CONSEQUENCES TO SUCH SPECIFIC HOLDER OF THE HOLDING OF SHARES.

ITEM 6. SELECTED FINANCIAL DATA

    The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our

Consolidated Financial Statements and the related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended May 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of May 31, 2000 and 2001, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended May 31, 1997 and 1998, and the consolidated balance sheet data as of May 31, 1997 and 1998 are derived from our audited consolidated financial statements which do not appear elsewhere in this report. In March 2000, Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Ltd., a company incorporated in Scotland. In November 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a company incorporated in Singapore. Both these acquisitions have been accounted for as purchases. Accordingly, the consolidated statement of operations data includes the results of operations for our purchase acquisitions from the acquisition date. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Fiscal Year Ended May 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$298,576	$275,024	$228,618	$337,551	$517,441
Operating income (loss)	$7,226	$3,118	$(6,618)	$12,437	$23,746
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$1,465
Net income (loss)	$4,198	$1,102	$(4,534)	$7,752	$11,510
Basic earnings (loss) per common share Before cumulative effect of change in accounting principle	$0.40	$0.11	$(0.44)	$0.66	$0.98
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.11)
Basic earnings (loss) per common share	$0.40	$0.11	$(0.44)	$0.66	$0.87
Diluted earnings (loss) per common share Before cumulative effect of change in accounting principle	$0.37	$0.10	$(0.44)	$0.60	$0.94
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.11)
Diluted earnings (loss) per common share	$0.37	$0.10	$(0.44)	$0.60	$0.83
Pro forma amounts assuming change in accounting principle is applied retroactively
Net income (loss) (a)	N/A	N/A	$(5,308)	$6,193
Basic earnings (loss) per common share (a)	N/A	N/A	$(0.51)	$0.53
Diluted earnings (loss) per common share (a)	N/A	N/A	$(0.51)	$0.48
Shares used for basic earnings (loss) per common share calculation	10,386	10,369	10,325	11,675	13,260
Shares used for diluted earnings (loss) per common share calculation	11,195	11,112	10,325	12,896	13,793

(a)
Pro forma amounts for fiscal years 1997 and 1998 assuming the change in accounting principle is applied retroactively are not presented due to the lack of contractual information necessary to reasonably estimate and compute such amounts.

	May 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,034	$10,387	$10,601	$22,911	$27,769
Total assets	110,791	114,161	99,625	181,369	213,499
Long-term debt	1,667	1,379	1,141	1,227	979
Total shareholders' equity	36,399	36,049	29,955	72,515	80,143

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included elsewhere in this report. This discussion of fiscal 1999, 2000 and 2001 refers to the fiscal years which ended on May 31 of each year.

Overview

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia (except Japan) and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together own approximately 33% of our shares, and by certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000 we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). Effective November 17, 2000 we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec were included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia.

    We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. We recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation and warranty obligations. We recognize installation revenue upon technical acceptance of the equipment by the customer's fab personnel, and we amortize the deferred warranty revenue over the applicable warranty period. We recognize service revenue in the periods the services are rendered to customers.

    In each of our three fiscal years ended May 31, 2001, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. In fiscal 2001, 24.5% of our total revenue was generated from the sale of products manufactured by FSI and 25.1% from the sale of products manufactured by Entegris. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 21.0% and 12.2%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

    On January 8, 2001 we entered into an agreement with Entegris to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were as follows:

	Fiscal Year Ended May 31,
	1999	2000	2001
	(in thousands)
Revenues	$18,255	$51,420	$75,245

    As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to us, and agreed to make cash payments totaling $1,750,000 over a 15-month period. We will record a gain on the modification of $8,365,000. This gain will be recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001. In addition, during the fiscal quarter ending August 31, 2001, Entegris will repurchase, at cost, our remaining saleable inventory of Microelectronics Group products. At May 31, 2001, the cost of this inventory was approximately $4,082,000.

    We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three fiscal years ended May 31, 1999, 2000 and 2001:

	Fiscal Year Ended May 31,
	1999	2000	2001
	(in thousands)
Net revenue
Europe	$112,090	$164,914	$284,700
Asia	62,243	98,015	115,758
United States	54,285	74,622	116,983

Total net revenue	$228,618	$337,551	$517,441

	Fiscal Year Ended May 31,
	1999	2000	2001
	(percentage of net revenue)
Net revenue
Europe	49.0%	48.9%	55.0%
Asia	27.2	29.0	22.4
United States	23.8	22.1	22.6

Total net revenue	100.0%	100.0%	100.0%

    We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, we added new revenue categories; refurbished equipment sales and revenue from the cleaning of shields used in the manufacturing of semiconductors. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions for which the products are generally shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders and the timing of product shipments by the equipment manufacturer.

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

Results of Operations

    Beginning in the second half of 1996, as the result of excess capacity and significant price erosion, especially for memory chips, semiconductor industry growth slowed significantly. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in fiscal 1998 and 1999. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 1999. During the fourth quarter of fiscal 1999 the semiconductor industry began to recover from the slowdown. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers. We currently expect that revenues for the first quarter of fiscal 2002 will be substantially below our revenues in the fourth quarter of fiscal 2001.

    The following table summarizes our historical results of operations as a percentage of net revenue for the fiscal years indicated. The historical financial data for fiscal 1999, 2000 and 2001 were derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and the related Notes included elsewhere in this report.

	Fiscal Year Ended May 31,
	1999	2000	2001
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	82.8	81.8	82.2

Gross margin	17.2	18.2	17.8
Selling, general, administrative, and other expenses	19.0	14.5	13.4
Other operating income, net of associated costs	—	—	0.3
Restructuring and merger costs	1.1	—	—

Operating margin	(2.9)%	3.7%	4.7%

    The following table shows our materials division and equipment division revenue as a percent of net revenue, together with the related gross margins:

	Fiscal Year Ended May 31,
	1999	2000	2001
Net revenue
Equipment division	55.7%	50.2%	50.7%
Materials division	44.3	49.8	49.3
Gross margins
Equipment division	14.9%	15.6%	14.8%
Materials division	20.1	20.9	20.8

Net Revenue

    Equipment division.  The equipment division's net revenue in fiscal 2001 was $262.2 million up $92.8 million or 54.8% from $169.4 million in fiscal 2000. Net revenue in fiscal 2000 was up $42.0 million or 33.0% from fiscal 1999. In the third and fourth quarters of fiscal 1999, as the industry began to emerge from its prolonged downturn, revenue grew sequentially by 16.2% and 6.4%, respectively. Equipment division revenue continued to grow during fiscal 2000 and 2001 in all geographic regions with particularly strong growth in Europe and the United States. Shieldcare revenues represented $3.0 million and $12.4 million of the $42.0 million and $92.8 million increase for fiscal 2000 and 2001, respectively.

    Materials division.  The materials division's net revenue in fiscal 2001 was $255.2 million, up $87.0 million or 51.8% from $168.2 million in fiscal 2000. Net revenue in fiscal 2000 was up

$67.0 million or 66.2% from fiscal 1999. Revenue grew sequentially from the two year low in the first quarter of fiscal 1999, when the industry began to emerge from its prolonged downturn, and continued to grow through fiscal 2001 in all geographic regions.

Gross Margins

    Equipment division.  Gross margins in the equipment division declined by 80 basis points in fiscal 2001. The decline was due primarily to the smaller proportion represented by spare parts revenues in fiscal 2001 and to the start-up costs of our new parts cleaning facilities in Israel and Singapore. The increase in the equipment division's gross margins in fiscal 2000 over fiscal 1999 was primarily due to the improvement in spare parts margins, and by the acquisition of Shieldcare in the fourth quarter.

    Materials division.  Gross margins in the materials division in fiscal 2001 were essentially unchanged from fiscal 2000. The improvement in the materials division's gross margin in fiscal 2000 was principally due to the higher proportion of division revenue represented by commission sales. Margins for material sales in fiscal 2001 were flat when compared to fiscal 2000 and fiscal 1999.

    Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses in fiscal 2001 were $69.6 million, up $20.6 million or 42.1% from fiscal 2000. In fiscal 2000 SG&A expenses were $49.0 million, up $5.6 million or 12.9% from fiscal 1999. Our acquisition of Shieldcare accounted for $0.5 million and $1.6 million of the increase in fiscal 2000 and 2001, respectively, while the acquisition of Intec accounted for an additional $0.9 million in fiscal 2001.

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

    The increases in SG&A expenses in both fiscal 2001 and 2000 were primarily due to increases in headcount, travel and incentive plans. In addition, in fiscal 2001, we increased our allowance for doubtful accounts as a result of the increase in the level of our accounts receivable, the proportion of our accounts receivable which were not being paid in accordance with agreed terms and the deteriorating short-term outlook for the industry.

    Restructuring and merger costs.  The following table summarizes the restructuring and merger costs we incurred in the years indicated.

	Fiscal Year Ended May 31,
	1999	2000	2001
	(in thousands)
Restructuring costs	$1,835	$—	$—
Merger costs	715	—	—

Restructuring and merger costs	$2,550	$—	$—

    Restructuring costs represent primarily severance costs associated with the implementation of our new organizational structure and other reductions in headcount. During fiscal 1998, we began the transition from our organizational structure based on individual Metron subsidiaries in each country to a global organization built around our product lines in order to improve our service to our principals and customers. This organizational change allowed us to eliminate several positions in both fiscal 1998 and fiscal 1999 that had been duplicated under the previous geographic organization. The restructuring costs incurred of $856,000 in fiscal 1999 represents the termination costs of 51 employees, most of whom worked in the equipment division. In February 1999, we entered into an early retirement agreement with one of our managing directors in connection with the termination of his employment agreement. To cover the entire cost of the early retirement agreement, we recorded a pre-tax charge of $979,000 in fiscal 1999.

    All the merger costs we incurred, primarily professional fees, were in connection with the acquisition of Kyser. The merger costs we incurred in connection with the acquisitions of Shieldcare and Intec are included in the carrying values associated with those companies.

    Other Income (Expense).  The following table summarizes the components of other income (expense).

	Fiscal Year Ended May 31,
	1999	2000	2001
	(in thousands)
Foreign exchange gain (loss)	$211	$443	$(877)
Interest income	438	1,008	867
Interest expense	(913)	(1,760)	(1,341)
Loss on the sale of joint ventures	(140)	—	—
Miscellaneous income	7	574	468

Other income (expense)	$(397)	$265	$(883)

    In the third quarter of fiscal 2001, we had an exchange loss of $544,000, which was primarily the result of the sudden and significant appreciation of the euro against the United States dollar in December 2000. We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-year period ended May 31, 2001, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

    Interest income represents primarily earnings on our available cash balances. The decrease in fiscal 2001 represents utilization of our short-term investments for operating needs, and the acquisition of Shieldcare during fiscal 2000. The increase in fiscal 2000 represents primarily interest earned from the investment of our initial public offering net proceeds in short-term investments. The decrease in our interest income in fiscal 1999 is a result of lower average cash balances and of declining interest rates.

    Interest expense for fiscal 2001 decreased primarily due to a reduction of interest rates. Our interest expense for fiscal 2000 increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

    Other income for fiscal 2001 consisted of various miscellaneous non-operating income. In fiscal 2000 other income consisted of various miscellaneous income, and the proceeds from the exercise and sale of stock warrants held in a non-related principal.

    Provision for Income Taxes.  In fiscal 2001, our effective income rate was 42.8%. The effective rate was higher than The Netherlands statutory tax rate of 35%, primarily because of higher tax rates in countries other than The Netherlands where we do business, and non-deductible losses in Asia.

    In fiscal 2000, our effective income tax rate was 38.0%. The rate was higher than The Netherlands statutory tax rate primarily due to an additional assessment in Germany stemming from the restructuring in fiscal 1997 of our German subsidiary's Italian branch, and an increase in goodwill amortization, a non-deductible expense, which resulted from our acquisition of Shieldcare. The effective income tax rate in fiscal 1999 was a benefit of 32.8% on a pretax loss of approximately $6.7 million.

Liquidity and Capital Resources

    We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at May 31, 2001 was $55.1 million compared to $54.4 million at May 31, 2000. Our current ratio, current assets divided by current liabilities, was 1.4 at May 31, 2001 and 1.5 at May 31, 2000.

Operating Activities.

    Cash flows generated by operating activities in fiscal 2001 were $5.2 million, which represents an $11.0 million improvement from fiscal 2000. Net income plus non-cash items included in net income totaled $21.2 million in fiscal 2001, an increase of $8.5 million from fiscal 2000. Changes in assets and liabilities absorbed $16.0 million in fiscal 2001; changes in accounts receivable and inventories offset by increases in payables absorbed $32.4 million, reflecting higher sales in fiscal 2001 and the fact that our customers generally do not pay us as promptly as we are required to pay our suppliers. The comparable amounts in fiscal 2000 were: changes in assets and liabilities $18.5 million; changes in accounts receivable and inventories offset by increases in payables $23.5 million.

    Cash flows used for operating activities in fiscal 1999 were $3.0 million, and were largely due to Metron's net loss of $4.5 million. In fiscal 1999, the net total of items included in net loss which did not affect operating cash flows increased to $4.8 million from $4.1 million in 1998. The increase was principally due to increases in reserve provisions as a result of additional reserves against inventory purchased for customers in Asia who subsequently deferred or canceled their orders, and a reserve against a receivable from a customer in Europe who filed for bankruptcy. The net effect of changes in assets and liabilities in fiscal 1999 was approximately $3.2 million. A significant reduction in receivables caused by the reduction in revenue was offset by reductions in accounts payable and amounts due to affiliates. The decline in equipment revenue in fiscal 1999 also caused a significant reduction in the amounts deferred for installation and warranty.

Investing Activities.

    Our capital expenditures for property, plant and equipment totaled $9.6 million for fiscal 2001, up from $3.5 million for the same period in fiscal 2000. We spent approximately $4.4 million in fiscal 2001 to build our new parts cleaning facilities in Singapore and Israel, and we invested $2.6 million in our new operations management information system. We invested $1.0 million for an approximately 20% interest in Advanced Stainless Technologies, Inc., a manufacturer of polished stainless steel tubes and fittings for ultra high purity systems. We estimate that our total capital expenditures in fiscal 2002 will be approximately $7.0 million, of which $4.0 million represents the cost of a fourth parts cleaning facility, and $2.6 million pertains to our new operations management information system. We estimate that the total costs of the new management information system will be $8.0 to $10.0 million over an approximately 24 to 30 month period. At May 31, 2001, we had commitments to spend approximately $100 million for the purchase of equipment, materials and spare parts for resale.

    In fiscal 2000, we invested $33.4 million from the proceeds of our initial public offering to purchase short investments, and received $30.1 million from the sale of those investments. We invested $9.7 million of net cash to acquire all the common shares of Shieldcare Ltd., and invested $0.7 million in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies

AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. Our capital expenditures for property, plant and equipment totaled $3.5 million for fiscal 2000 representing expenditures for leasehold improvements, computer and communications equipment.

    During fiscal 1999, through our wholly-owned subsidiary Metron Technology (United Kingdom) Ltd. we formed MAP, a joint venture with WS Atkins Plc., a publicly traded provider of engineering and facilities maintenance services around the world. MAP makes available the services of both joint venturers to the semiconductor industry and coordinates the supply of services from others. These services include the design and engineering of manufacturing facilities changes, facilities management and comprehensive technical support. Our capital expenditures for property, plant and equipment totaled $1.4 million for fiscal 1999. In February 1999, we sold our interests in these joint ventures to FSI for $2.5 million.

Financing Activities.

    In fiscal 2001, the Company received $1.4 million from employees for the purchase of approximately 80,000 common shares through its employee stock purchase plan, and 171,000 common shares from the exercise of stock options, and related tax benefits. We increased our credit facilities to keep pace with increased revenues, and increased our short-term borrowings by $6.2 million. In fiscal 2000 we completed our initial public offering with the issuance of 2,862,500 common shares, and received net proceeds of $33.3 million. In fiscal 2000, we also received $1.1 million from the exercise of stock options by our employees. During the fiscal 1999, we satisfied our funding requirements principally from internally generated funds and our various borrowing facilities. In fiscal 1999, we repurchased common shares from two employee shareholders for a total of $1.2 million.

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

    The following table summarizes our material borrowing facilities as of May 31, 2001:

Lender	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$15,000	$14,652	$348	6.0%
Royal Bank of Scotland	4,192	1,163	3,029	8.4%
ING Bank	2,748	2,748	—	5.25%
All Others	10,145	1,923	8,222	5.0 to 8.5%

Total	$32,085	$20,486	$11,599

  Effect of Currency Exchange Rate Fluctuations and Exchange Rate Risk Management

    A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

    In addition, the transition period from legacy currencies to the euro currently is set to expire January 1, 2002. Our new operations management information system is designed to accommodate the eventual elimination of the legacy currencies. We began implementing the conversion to the euro in fiscal 2002, and expect to complete the conversion prior to the expiration deadline.

  Market Risk

    At May 31, 2001 we had aggregate forward exchange contracts in various currencies as follows:

Contract Amount US $	Buy	Sell	Weighted Average Exchange Rate	Fair Value	Expiration Date
$1,300,000	Japanese Yen	—	113.11	$41,000	June to September 2001
$1,450,000	Deutsch Mark	—	2.23	33,000	June to July 2001
$1,941,000	Euro	—	1.17	(4,000)	June 2001
$2,644,000	Singapore Dollar	—	1.80	—	July 2001
$2,843,000	British Pound	—	1.42	(11,000)	June 2001
$3,100,000	Italian Lira	—	2,257.29	3,000	June 2001
$3,700,000	—	Israeli Shekel	4.24	2,000	June 2001
$6,685,000	French Franc	—	7.74	(74,000)	June 2001

				$(10,000)

    The interest rate on the building mortgage with the Royal Bank of Scotland plc comprises a variable LIBOR rate, a fixed rate of 1.5%, and a regulatory bank charge. In May 1996 the Company entered into an interest rate swap, expiring June 2001, to convert the variable LIBOR portion of the interest rate to a fixed interest rate of 7.72%. The interest rates at May 31, 2000, and 2001 for the mortgage were 7.77% and 6.81%, respectively, while the interest rate for the swap was 9.24% for both years. At May 31, 2001, the principal amount for the interest rate swap was $624,000 and its estimated fair value was a liability of $13,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See information/discussion appearing under the subcaption "Market Risk" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metron Technology N.V.:

    We have audited the accompanying consolidated balance sheets of Metron Technology N.V. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metron Technology N.V. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Mountain View, California
July 12, 2001

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Years ended May 31,
	1999	2000	2001
Net revenue	$228,618	$337,551	$517,441
Cost of revenue	189,295	276,085	425,577

Gross profit	39,323	61,466	91,864
Selling, general, administrative, and other expenses	43,391	49,029	69,563
Other operating income, net of associated costs	—	—	1,445
Restructuring and merger costs	2,550	—	—

Operating income (loss)	(6,618)	12,437	23,746
Equity in net income (loss) of joint ventures	267	(206)	(185)
Other income (expense), net	(397)	265	(883)

Income (loss) before income taxes	(6,748)	12,496	22,678
Income tax expense (benefit)	(2,214)	4,744	9,703

Net income (loss) before cumulative effect of change in accounting principle	(4,534)	7,752	12,975
Cumulative effect of change in accounting principle	—	—	1,465

Net income (loss)	$(4,534)	$7,752	$11,510

Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(0.44)	$0.66	$0.98
Cumulative effect of change in accounting principle	—	—	$(0.11)

Basic earnings (loss) per common share	$(0.44)	$0.66	$0.87

Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(0.44)	$0.60	$0.94
Cumulative effect of change in accounting principle	—	—	$(0.11)

Diluted earnings (loss) per common share	$(0.44)	$0.60	$0.83

Pro forma amounts assuming change in accounting principle is applied retroactively
Net income (loss)	$(5,308)	$6,193

Basic earnings (loss) per common share	$(0.51)	$0.53

Diluted earnings (loss) per common share	$(0.51)	$0.48

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

	May 31,
	2000	2001
ASSETS
Cash and cash equivalents	$22,911	$27,769
Short-term investments	3,249	—
Accounts receivable, net of allowance for doubtful accounts of $685, and $2,861, respectively	82,433	88,833
Loan to officer/shareholder	265	141
Inventories, net	40,445	56,822
Prepaid expenses and other current assets	10,458	11,657

Total current assets	159,761	185,222
Property, plant, and equipment, net	10,253	16,057
Intangible assets, net	9,758	9,606
Long term investments	827	1,653
Other assets	770	961

Total Assets	$181,369	$213,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$30,489	$34,490
Amounts due to affiliates	38,372	28,913
Accrued wages and employee-related expenses	7,634	9,788
Deferred revenue for installation and warranty	5,247	15,511
Deferred income	—	6,770
Short term borrowings and current portion of long-term debt	13,140	19,507
Amounts payable to shareholders	204	177
Other current liabilities	10,288	14,951

Total current liabilities	105,374	130,107
Long-term debt, excluding current portion	1,227	979
Deferred credits and other long-term liabilities	2,253	2,270

Total liabilities	108,854	133,356

Commitments	—	—
Shareholders' Equity:
Preferred shares, par value NLG 0.96; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value NLG 0.96; Authorized: 40,000,000 shares; Issued: 13,469,895 and 14,195,787 shares, respectively; Outstanding: 13,188,888 and 12,789,780 shares, respectively	39,517	38,714
Retained earnings	37,938	49,448
Accumulative other comprehensive loss	(4,809)	(7,427)
Treasury shares; 281,007 and 1,706,007 shares	(131)	(592)

Total shareholders' equity	72,515	80,143

Total Liabilities and Shareholders' Equity	$181,369	$213,499

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended May 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$(4,534)	$7,752	$11,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	1,465
Depreciation and amortization	3,047	2,754	4,747
Provision for inventory valuation and doubtful accounts	2,781	1,948	5,447
Other operating income, net of associated costs	—	—	(1,445)
Deferred income taxes	(1,156)	289	(734)
Amortization of deferred compensation expense	275	—	—
Equity in net (income) loss of joint ventures	(267)	206	185
Gain on sale of stock warrant	—	(184)	—
Loss (gain) on disposition of assets	126	(75)	19
Changes in assets and liabilities:
Accounts receivable	10,003	(39,288)	(7,217)
Loan to officer/shareholder	—	(202)	124
Inventories	(21)	(17,216)	(18,893)
Prepaid expenses and other current assets	(905)	428	(855)
Accounts payable	(5,126)	7,760	3,210
Amounts due to affiliates	(5,000)	25,246	(9,459)
Accrued wages and employee-related expenses	(412)	1,680	2,104
Deferred revenue for installation and warranty	(2,613)	636	8,799
Deferred income	—	—	1,750
Other current liabilities	832	2,418	4,401

Net cash flows provided by (used in) operating activities	(2,970)	(5,848)	5,158

Cash flows from investing activities:
Purchases of short-term investments	—	(33,359)	—
Proceeds from sale of short-term investments	—	30,110	3,249
Additions to property, plant, and equipment	(1,369)	(3,460)	(9,598)
Proceeds from the sale of property, plant, and equipment	334	768	113
Proceeds from the sale stock warrant	—	184	—
Additions to long-term investments	—	(848)	(1,011)
Net cash received in conjunction with the acquisition of Intec	—	—	1,127
Proceeds from the sale of equity investment in joint ventures	2,510	—	—
Payment for the acquisition of Shieldcare, net of cash acquired	—	(9,685)	—
Other assets	(418)	321	(340)
Deferred credits and other long-term liabilities	283	(196)	320

Net cash flows provided by (used in) from investing activities	1,340	(16,165)	(6,140)

Cash flows from financing activities:
Increase in short-term borrowings	2,377	1,652	6,248
Proceeds from issuance of long-term debt	120	185	372
Principal payments on long-term debt	(323)	(309)	(385)
Amounts payable to shareholders	1,582	—	—
Principal payments on indebtedness to officer and shareholder	(76)	(874)	(89)
Purchase of treasury stock	(1,152)	—	—
Proceeds from issuance of common and treasury shares	15	34,514	1,413

Net cash flows provided by financing activities	2,543	35,168	7,559

Effect of exchange rate changes on cash and cash equivalents	(699)	(845)	(1,719)

Net change in cash and cash equivalents	214	12,310	4,858
Beginning cash and cash equivalents	10,387	10,601	22,911

Ending cash and cash equivalents	$10,601	$22,911	$27,769

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED
STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Shares and Additional Paid-in Capital
				Accumulative Other Comprehensive Loss
			Retained Earnings		Treasury Shares	Deferred Compensation		Comprehensive Income (Loss)
	Shares	Amount					Total
Balances at May 31, 1998	10,368	$3,177	$35,559	$(2,405)	$(7)	$(275)	$36,049
Net loss			(4,534)				(4,534)	$(4,534)
Foreign translation adjustment				(725)			(725)	(725)
Amortization of deferred compensation						275	275
Release of rights under Buy-Sell Agreement		27					27
Purchase of treasury shares	(266)	(189)	(839)		(124)		(1,152)
Issuance of shares:
Stock option exercises	2	15					15

Balances at May 31, 1999	10,104	3,030	30,186	(3,130)	(131)	—	29,955	$(5,259)

Net income			7,752				7,752	$7,752
Foreign translation adjustment				(1,679)			(1,679)	(1,679)
Release of rights under Buy-Sell Agreement		1,973					1,973
Issuance of shares:
Initial public offering	2,863	33,406					33,406
Stock option exercises	222	1,108					1,108

Balances at May 31, 2000	13,189	39,517	37,938	(4,809)	(131)	—	$72,515	$6,073

Net income			11,510				11,510	$11,510
Foreign translation adjustment				(2,618)			(2,618)	(2,618)
Receipt of treasury shares on modification of distribution agreement	(1,125)	(6,154)			(461)		(6,615)
Issuance of shares:
Acquisition of Intec	475	3,938					3,938
Stock option exercises and employee stock purchase plan, including related tax benefits)	251	1,413					1,413

Balances at May 31, 2001	12,790	$38,714	$49,448	$(7,427)	$(592)	$—	$80,143	$8,892

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    Metron Technology N.V. ("Metron" or the "Company") is a holding company organized under the laws of The Netherlands. Metron and its subsidiaries are engaged in the marketing, sale and service of semiconductor equipment and materials support in Europe, Asia (except Japan) and the United States. The majority of Metron's revenue is derived from sales of materials and equipment. The Company's principal subsidiaries include: Metron Technology (Deutschland) GmbH, Metron Technology (United Kingdom) Ltd., Metron Technology (France) EurL, Metron Technology (Italy) S.r.l., Metron Technology (Benelux) B.V., Metron Technology (Israel) Ltd., Metron Technology (Asia) Ltd., Metron Technology (Hong Kong) Ltd., T.A. Kyser Co. (a Nevada corporation), and Metron Technology Distribution Corporation (a California corporation).

    In July 1998, the Company issued common shares in exchange for substantially all of the outstanding capital stock of T.A. Kyser Co ("Kyser"), which was engaged in the marketing and sale of semiconductor materials. The transaction has been treated as a pooling of interests.

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States of America. Certain prior period items have been reclassified to conform with the current year format. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future results may differ from these estimates.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Revenue Recognition

    The Company's revenues consist primarily of product revenues generated from the sale of equipment and materials, and revenues associated with the provision of services. Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which was adopted by the Company as of June 1, 2000. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. Installation revenue is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Service revenue is recognized in the periods in which the services are rendered to customers.

    In the majority of transactions involving installation and warranty services, a portion of the sale is not due and payable until the earlier of a defined payment date or the completion of the installation, whichever comes first. Some transactions do not, however, include a defined payment date and in those cases, the Company defers the greater of the fair value of installation and warranty revenue or the portion of the sale that was not due and payable until after installation is complete. At June 1, 2000, $1,724,000 of previously recognized revenue from transactions without a defined payment date, net of $259,000 applicable taxes, was deferred. This amount has been recorded as the cumulative effect of a change in accounting principle. Revenue of $1,724,000, which was deferred as part of the cumulative effect was recognized in the fiscal year ended May 31, 2001.

  Comprehensive Income (Loss)

    Other comprehensive income (loss) consists of revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholders' equity. For the fiscal years ended May 31, 1999, 2000, and 2001, the Company had one item of other comprehensive loss related to the foreign currency translation adjustment.

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

    A reconciliation of the shares used in the computation follows:

	Year ended May 31,
	1999	2000	2001
	(Shares in thousands)
Shares used for basic earnings (loss) per common share calculation	10,325	11,675	13,260
Shares used for stock options having a dilutive effect	—	1,221	533

Shares used for diluted earnings (loss) per common share calculation	10,325	12,896	13,793

    Securities excluded from diluted earnings per share for fiscal years 1999, 2000 and 2001, as their effect was anti-dilutive, amounted to 1,944,348, 574,800, and 1,158,632 options to purchase the Company's common shares with a weighted-average exercise price of $5.41, $17.03, and $8.20, respectively. Excluded securities could potentially dilute basic earnings per share in the future.

  Cash Equivalents

    Cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase.

  Short-term Investments

    The Company classifies all of its short-term investments as available-for-sale securities. These securities mature within one year, and consist primarily of municipal and money market fund securities. The securities are reported at fair value with net unrealized gains or losses reported as other comprehensive income in shareholders' equity. To date unrealized gains or losses have been insignificant. Realized gains and losses are recorded based on specific identification.

  Inventories

    Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out basis) or net realizable value. Provision is made for slow-moving and obsolete items.

  Foreign Currency Translation and Transactions

    Metron Technology N.V., Metron Technology (Asia) Ltd., and Metron Technology (Hong Kong) Ltd. maintain their books in their respective local currencies, but their functional currency is the United States dollar. Accordingly, the gains and losses from the re-measurement of these financial statements into United States dollars are included in the consolidated results of operations. The functional currency for each of the Company's other subsidiaries is the applicable local currency. The translation from foreign currencies to United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Translation gains or losses are included in "Cumulative other comprehensive loss" within shareholders' equity.

  Financial Instruments and Credit Risk

    The carrying value of the Company's consolidated financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable.

    The Company sells its products and services principally to leading well established semiconductor companies. Credit risk is concentrated in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company has experienced write-offs of accounts receivable, and based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, believes it has adequately provided for potential losses, which have been within management's expectations.

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

    The Company will adopt in its fiscal year ending May 31, 2002, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. Historically, the Company has engage in limited hedging activities to reduce the exposure to exchange risks arising from fluctuations in foreign currency, but has not entered into derivatives contracts either to hedge non-currency risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

  Property, Plant, and Equipment

    Property, plant, and equipment are recorded at cost. Depreciation and amortization is determined primarily by the straight-line method over the estimated useful life of the related asset, while leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term, as follows:

Buildings and leasehold improvements	10—50 years
Machinery, equipment, vehicles and fixtures	3—17 years

    Land is not depreciated. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Repair and maintenance costs are capitalized only if they extend the useful life of the related asset. The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and disposition. Where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of an asset. No impairment of property, plant, and equipment has been recognized as of May 31, 2001.

  Intangible Assets

    Intangible assets consist primarily of goodwill, representing the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Goodwill is amortized in selling, general, administrative, and other expenses over a 10-year period, using the straight-line method. Amortization of goodwill was $423,000, $617,000 and $1,201,000 for the fiscal years ended May 31, 1999, 2000 and 2001, respectively. The Company periodically reviews intangible assets for recoverability using an undiscounted cash flow approach to assess if there is impairment. If the undiscounted cash flows are less than the carrying value, impairment is measured by the excess of the carrying value over the undiscounted cash flows.

  Long-term Investments

    The Company uses the equity method to account for its investments in Advanced Stainless Technologies ("AST") and Metron Atkins Partnership Limited ("MAP"), because it has the ability to exercise significant influence over the operating and financial policies of these companies. The Company does not, however, exercise control over either AST or MAP. The Company uses the cost method to account for its investment in Abeto GmbH, and has no influence on its operating and financial policies.

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

  Accounting for Stock Options

    The Company uses the intrinsic value-based method to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123—"Accounting for Stock-Based Compensation" ("SFAS 123").

2.  ACQUISITIONS

    On March 3, 2000 Metron Technology (United Kingdom) Limited, a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Limited, a privately held company incorporated in Scotland. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD). Metron intends to use the assets acquired in the transaction to continue the operations of Shieldcare.

    All of Shieldcare's common shares and cash were acquired for cash, including transaction costs, of approximately $10,133,000. The transaction has been accounted for as a purchase, and accordingly, the results of operations of Shieldcare have been included in the Company's consolidated financial statements from March 3, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7,804,000 has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

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

    As consideration for the acquisition, Metron issued 475,000 shares of the Company's common shares at an average share price of $8.29 and paid transaction costs of $300,000 for a total consideration of approximately $4,238,000. The excess of the purchase price over the approximately $3,132,000 fair value of the net identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over 10 years.

    The following unaudited pro forma financial information presents the combined results of the operations of these acquisitions and the Company as if the acquisitions had occurred as of the beginning of fiscal year 2000, after giving effect for the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions and the Company constituted a single entity during the past two fiscal years.

	Years ended May 31,
	2000	2001
	(unaudited)
(Dollars in thousands, except per share amounts)
Net revenue	$342,493	$525,936
Net income	$6,883	$12,337
Earnings per common share
Basic	$0.59	$0.93
Diluted	$0.53	$0.89

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

	May 31,
	2000	2001
	(Dollars in thousands)
Land	$838	$838
Buildings and leasehold improvements	5,588	7,100
Machinery, equipment, vehicles, and fixtures	15,624	18,997
Construction in progress	—	2,878

	22,050	29,813
Less accumulated depreciation and amortization	11,797	13,756

Net property, plant and equipment	$10,253	$16,057

    Depreciation expense relating to property, plant and equipment for the years ended May 31, 1999, 2000, and 2001 was $2,617,000, $2,129,000, and $3,477,000, respectively.

4.  LONG-TERM INVESTMENTS

    The Company's long-term investments were as follows:

	May 31,
	2000	2001
	(Dollars in thousands)
MAP	$139	$25
AST	—	929
Abeto GmbH	688	699

Long-term investments	$827	$1,653

    During fiscal year 1999, Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company and WS Atkins Plc. formed a 50/50 joint venture Metron Atkins Partnership Limited ("MAP"). MAP provides services to the semiconductor industry including but not limited to design and engineering of manufacturing facilities, facilities management, and comprehensive technical support.

    During May 2000 the Company acquired an approximately 16% interest in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry.

    During August 2000 the Company acquired an approximately 20% interest in Advanced Stainless Technologies, Inc. ("AST"). AST is a manufacturer of polished stainless steel tubes and fittings for ultra high purity systems.

    Condensed combined financial information for the unconsolidated investments accounted for under the equity method were as follows:

	May 31,
	2000	2001
	(Dollars in thousands)
Total assets	$505	$3,895
Total liabilities	(227)	(2,219)

Total shareholders' equity	278	1,676
Other shareholders' share of equity	(139)	(722)

Investment in MAP and AST	$139	$954

	Year ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Operating income (loss)	$1,605	$(556)	$(596)
Net income (loss)	$705	$(412)	$(584)
Metron's share of net income (loss)	$319	$(206)	$(185)
Amortization of goodwill and other intangible items	(52)	—	—

Equity in net income (loss) of equity investments	$267	$(206)	$(185)

5.  SHORT-TERM BORROWINGS AND DEBT

    Short-term borrowings consist of the following:

	May 31,
	2000	2001
	(Dollars in thousands)
Lines of credit	$8,276	$14,652
Short-term credit facilities	4,617	4,489
Current portion of long-term debt	247	366

Short-term borrowings and current portion of long-term debt	$13,140	$19,507

    One of the Company's subsidiaries has a line of credit facility with a bank, which provides for borrowings not to exceed $15,000,000. Specific assets of the subsidiary collateralize the line of credit. The interest rate for the line of credit is 2% above LIBOR and was 6.06% at May 31, 2001. The line of credit is also subject to the maintenance of certain financial ratios and minimum levels of tangible net worth. The Company has guaranteed the credit facility.

    The Company and its subsidiaries have short-term credit facilities in various currencies with a number of banks. Weighted average interest rates on the outstanding facilities at May 31, 2000, and 2001 were 6.3% and 4.6%, respectively. Certain assets of subsidiaries of the Company collateralize the facilities. At May 31, 2001, the total amount available and unutilized under the Company's short-term borrowings was approximately $11,599,000. The Company and its subsidiaries have guaranteed certain short-term credit facilities.

    Long-term debt consists of the following:

	May 31
	2000	2001
	(Dollars in thousands)
Building mortgage with The Royal Bank of Scotland plc with an interest rate of 9.24% until June 2001, and thereafter at LIBOR plus 1.5% per annum until maturity. Principal and interest are payable in quarterly installments through April 2006. The mortgage is also subject to the maintenance of certain financial ratios and minimum levels of tangible net worth.	$773	$624
Note payable to shareholder for purchase of retired treasury shares. The note has an interest rate of 6.65%, payable in annual installments until July 2002, and is collateralized by an ESOP bond.	186	124
Various notes maturing through August 2006; interest rates ranging from 3.4% to 9.6%	577	659

	1,536	1,407
Less current portions:
Note payable to shareholder	62	62
Long-term debt	247	366

Long-term debt	$1,227	$979

    Future fiscal year ("FY") annual maturities of long-term debt are as follows: FY2002, $428,000; FY2003, $348,000; FY2004, $239,000; FY2005, $205,000, FY2006, $130,000 and thereafter, $57,000.

6.  MODIFICATION OF DISTRIBUTION AGREEMENT

    On January 8, 2001 the Company and Entegris, Inc. ("Entegris"), one of the Company's principals and shareholders, entered into an agreement to modify their existing distribution relationship. On February 13, 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. The Company will receive revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement were as follows:

	Year Ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Revenue	$18,255	$51,420	$75,245

    As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares that it owned to Metron, and agreed to make cash payments totaling $1,750,000 over a 15-month period. As a result of the modification, Metron will record a total gain of $8,365,000 in other operating income on a straight-line basis from the date of the modification, February 13, 2001 until August 31, 2002, the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001. In addition, during the fiscal quarter ending August 31, 2001, Entegris will repurchase, at cost, Metron's remaining saleable inventory of Microelectronics Group products. At May 31, 2001, the cost of this inventory approximated $4,082,000.

7.  RESTRUCTURING AND MERGER COSTS

    The following table summarizes the restructuring and merger costs incurred for fiscal years 1999, 2000, and 2001.

	Year ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Restructuring costs	$1,835	$—	$—
Merger costs (primarily professional fees) associated with the acquisition of T.A. Kyser	715	—	—

Restructuring and merger costs	$2,550	$—	$—

    Restructuring costs are comprised primarily of severance costs and the early retirement agreement ("ERA") associated with the implementation of the Company's new organizational structure and other reductions in headcount. Metron completed its transition from an organizational structure based on geography to a global organization built around the Company's product lines in fiscal 1999. The cost that pertains to the change in the organization in fiscal 1999 was approximately $856,000, and represents the termination costs of 51 employees, most of whom worked in the equipment division.

    In February 1999, in connection with the termination of his lifetime employment agreement, the Company entered into an early retirement agreement ("the ERA") with one of its managing directors. To cover the entire cost of the ERA, the Company recorded a pre-tax charge of $979,000 in fiscal year 1999. Under the terms of the ERA, the Managing Director resigned from his employment, and the

Company agreed to pay him a portion of his salary for the years remaining until he would have been eligible to retire under the terms of his employment agreement. The Company also agreed to provide him with certain other benefits. The present value of remaining obligation discounted at an interest rate of 6.0% is $504,000 at May 31, 2001 of which $115,000, the current portion, is included in amounts payable to shareholders. The remainder is included in deferred credits and other long-term liabilities. The salary portion of the ERA is payable monthly until March 2005.

8.  RELATED PARTIES

    At May 31, 2001, two of Metron's shareholders, FSI International, Inc. ("FSI") and Entegris, owned approximately 21.0%, and 12.2%, respectively of the outstanding shares of the Company. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 1999, 2000, and 2001 such purchases totaled approximately $65,300,000, $103,700,000, $191,358,000, respectively. At May 31, 2000, and 2001, amounts payable to these affiliates were $38,372,000 and $28,913,000, respectively. In addition, the Company received commissions from these affiliates for sales made to certain Asian customers. For the year ended May 31, 1999 such commissions totaled approximately $7,000. No commissions were received in fiscal 2000 and 2001. At May 31, 2000, and 2001, amounts receivable from these affiliates were $199,000 and $561,000, respectively.

9.  INCOME TAXES

    The domestic and foreign components of income (loss) before taxes for each year ended May 31 are as follows:

	Years ended May 31,
	1999	2000	2001
	(Dollars in thousands)
The Netherlands	$(792)	$1,791	$531
Other countries:
Germany	(2,937)	845	7,449
Singapore	400	2,045	4,580
Italy	(493)	1,870	2,811
France	(2,283)	2,090	2,258
United States	700	1,809	2,634
United Kingdom	553	1,304	760
Taiwan	(257)	1,056	629
All other countries	(1,639)	(314)	1,026

Income (loss) before income taxes	$(6,748)	$12,496	$22,678

    The components of income tax expense (benefit) for each year ended May 31 are as follows:

	Years ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Current:
The Netherlands	$(207)	$617	$278
Other countries:
Germany	(171)	(30)	3,010
United States	(129)	751	1,650
Italy	27	762	1,372
Singapore	247	730	1,370
France	(751)	812	1,029
United Kingdom	(132)	538	852
Taiwan	1	293	441
All other countries	57	560	435

Current tax	(1,058)	5,033	10,437

Deferred:
The Netherlands	—	—	(78)
Other countries:
Germany	(1,557)	796	585
United States	552	89	(535)
United Kingdom	(44)	—	(274)
Taiwan	—	(16)	(253)
Singapore	(318)	(276)	(189)
France	225	(459)	(140)
All other countries	(14)	(423)	150

Deferred tax	(1,156)	(289)	(734)

Total income taxes	$(2,214)	$4,744	$9,703

    At May 31, 2001, the Company had $4,683,000 in net operating loss carryforwards, primarily in Korea, which represented approximately $1,407,000 of tax benefit, which may be carried forward for periods ranging from 5 years to indefinitely.

    Significant components of the Company's deferred tax assets and liabilities are set forth below.

	May 31,
	2000	2001
	(Dollars in thousands)
Deferred tax assets (included in Other current assets and Other assets):
Deferred revenue for installation and warranty	$464	$602
Deferred income	—	1,185
Account receivable and inventory provisions	1,122	1,330
Unrealized foreign currency losses	115	—
Accruals deductible when paid	2,138	2,180
Net operating loss carryforwards and other items	1,992	1,407

	5,831	6,704
Less valuation allowance	1,673	1,893

	4,158	4,811
Deferred tax liabilities primarily depreciation of property, plant, and equipment	289	208

Net deferred tax assets recorded in consolidated balance sheets	$3,869	$4,603

    Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets. The net change in the valuation allowance for the years ended May 31, 1999, 2000, and 2001 was an increase (decrease) of $250,000, ($833,000), and $220,000, respectively.

    Differences between the statutory income tax rate of The Netherlands and the Company's effective income tax rate are reconciled as follows:

	Years ended May 31,
	1999	2000	2001
Statutory income tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Tax rate differential in other countries	(6.5)	(3.2)	2.8
Current year net operating losses for which no benefit is recognized	17.0	4.5	1.8
Utilization of prior year net operating losses for which no benefit was previously recognized	(2.3)	(6.0)	(0.3)
Prior taxes assessed in current year	—	2.6	(0.3)
Amortization of goodwill	2.5	1.9	1.4
All other	(8.5)	3.2	2.4

Effective income tax rate	(32.8)%	38.0%	42.8%

10. CAPITAL STOCK

  Changes in Capital Shares

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

  Treasury Shares

    In July 1998 and May 1999, under the terms of the Buy-Sell Agreement, two former employees exercised certain of their put rights, which required the Company to repurchase 265,801 common shares for approximately $1,152,000. In February 2001, as partial consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to Metron. The fair market value on February 13, 2001 of the common shares transferred by Entegris was $6,615,000.

  Stock Option Plans

    In fiscal 1996 the Company established an Employee Stock Option Plan to award options to managing directors and employees, and in fiscal 1997 established a Supervisory Directors' Stock Option Plan to award options to supervisory directors. In fiscal 2000 the shareholders approved the amendment of the Employee Stock Option Plan to increase the aggregate number of common shares authorized for issuance by 1,000,000 shares, the two plans now authorize the grants of options to purchase up to 3,975,000 common shares (3,750,000 shares for managing directors and employees and 225,000 for supervisory directors). The plans require that the exercise price of options be the fair value of the common shares at the grant date. Options generally vest over a four-year period, and are exercisable in installments beginning one year after the grant date.

    The following pro forma information has been prepared as if the Company had accounted for its stock options using the fair value accounting method established by SFAS No. 123. Additional compensation expense arising from the application of SFAS 123 has been estimated using the Black-

Scholes option valuation method from the date of grant. For purposes of the pro forma disclosures below, additional compensation cost is amortized to expense over the options' vesting period.

	Years Ended May 31,
	1999	2000	2001
	(Dollars in thousands, except per share data)
Net income (loss):
As reported	$(4,534)	$7,752	$11,510
Pro forma(a)	$(4,822)	$5,932	$8,612
Earnings (loss) per common share
Basic
As reported	$(0.44)	$0.66	$0.87
Pro forma	$(0.47)	$0.51	$0.65
Diluted
As reported	$(0.44)	$0.60	$0.83
Pro forma	$(0.47)	$0.46	$0.62

(a)
Based on the following assumptions for grants in fiscal years 1999, 2000, and 2001: risk-free weighted average interest rates of 5.16%, 6.49%, and 5.82%, respectively; weighted average expected option lives of 4.8 years, 6.4 years, and 5.0 years, respectively; and no dividend yield in each year. The minimum value method was used for grants prior to the filing of the Company's initial public offering in November 1999. For grants subsequent to the filing a volatility of 80% has been used.

    There were approximately 1,063,341 and 101,250 shares available for future employee awards and supervisory director awards, respectively, at May 31, 2001. The following table summarizes award activity for the fiscal years listed:

	1999		2000		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,669,998	$4.67	1,944,348	$5.41	2,283,369	$8.43
Stock options granted	446,250	$7.83	693,000	$15.73	550,250	$8.74
Stock options exercised	(2,200)	$7.00	(222,127)	$4.99	(171,363)	$3.28
Awards canceled	(169,700)	$5.46	(131,852)	$8.15	(292,537)	$10.12

Outstanding, end of year	1,944,348	$5.41	2,283,369	$8.43	2,369,719	$8.65

Options exercisable at end of year	1,128,602	$3.91	1,206,699	$4.44	1,303,667	$6.35

    Summary information concerning outstanding and exercisable options as of May 31, 2001 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.78 — $2.78	622,448	4.1 yrs	$2.78	622,448	$2.78
$6.06 — $8.88	964,021	7.0 yrs	$7.36	509,157	$7.48
$9.19 — $12.00	272,550	9.1 yrs	$10.80	29,997	$11.02
$15.94 — $19.25	470,700	8.5 yrs	$16.04	132,065	$16.03
$29.63 — $29.63	40,000	8.8 yrs	$29.63	10,000	$29.63

	2,369,719			1,303,667

    All options issued during the past three years have an exercise price equal to the fair value of the common shares on the date of grant. The following weighted average fair values of options granted have been determined using the Black-Scholes option valuation method.

	Years Ended May 31
	1999	2000	2001
Options granted	446,250	693,000	550,250
Weighted average exercise price	$7.83	$15.73	$8.74
Weighted average fair value	$1.66	$10.41	$6.06

11. EMPLOYEE BENEFITS

    Most employees of the Company are covered by one of several defined contribution retirement plans. Contributions are generally based on the participant's compensation. The amount of pension expense charged to operating expenses for defined contribution plans was $1,140,000 in fiscal 1999, $862,000 in fiscal 2000, and $1,070,000 in fiscal 2001.

    In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (plan). A total of 300,000 common shares have been reserved for issuance under the plan. The plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of the United States of America. The price of common shares purchased under the plan is equal to 85% of the lower of the fair market value of the common shares on the commencement date of each offering period or the fair market value of the common shares on the relevant purchase date.

    Kyser has an employee stock ownership plan ("ESOP") for its employees. Upon the acquisition of Kyser, all Kyser shares held by the ESOP were exchanged for shares of the Company. In July 2001, the IRS approved the dissolution of the ESOP, and Kyser is in the process of distributing the shares held by the ESOP to their beneficial owners.

12. FINANCIAL INSTRUMENTS

    The carrying value of the Company's financial instruments approximate fair value. At May 31, 2001 the Company had aggregate forward exchange contracts in various currencies as follows:

Contract Amount US $	Buy	Sell	Weighted Average Exchange Rate	Asset/(Liability)	Expiration Date
$1,300,000	Japanese Yen	—	113.11	$41,000	June to September 2001
$1,450,000	Deutsch Mark	—	2.23	33,000	June to July 2001
$1,941,000	Euro	—	1.17	(4,000)	June 2001
$2,644,000	Singapore Dollar	—	1.80	—	July 2001
$2,843,000	British Pound	—	1.42	(11,000)	June 2001
$3,100,000	Italian Lira	—	2,257.29	3,000	June 2001
$3,700,000	—	Israeli Shekel	4.24	2,000	June 2001
$6,685,000	French Franc	—	7.74	(74,000)	June 2001

				$(10,000)

    The interest rate for the building mortgage with the Royal Bank of Scotland plc comprises a variable LIBOR rate, a fixed rate of 1.5%, and a regulatory bank charge. In May 1996 the Company entered into an interest rate swap, expiring June 2001, to convert the variable LIBOR portion of the interest rate to a fixed interest rate of 7.72%. The interest rates at May 31, 2000, and 2001 for the mortgage were 7.77% and 6.81%, respectively, while the interest rate for the swap was 9.24% for both years. At May 31, 2001, the principal amount for the interest rate swap was $624,000 and its estimated fair value was a liability of $13,000.

13. COMMITMENTS

    At May 31, 2001, Metron was committed to spending approximately $99,868,000, principally to purchase equipment, materials, and spare parts for resale.

    The Company and its subsidiaries lease certain facilities and equipment under various operating lease agreements. Future minimum payments under operating leases that have initial or remaining noncancelable lease terms of one year or more consist of the following at May 31, 2001.

Fiscal Year	(Dollars in thousands)
2002	$4,283
2003	3,325
2004	2,705
2005	1,823
2006	1,424
Thereafter	2,275

Total minimum lease payments	$15,835

    The Company's rental expense for operating leases for the fiscal years ended May 31, 1999, 2000, and 2001, was $3,330,000, $3,107,000, and $4,276,000, respectively.

14. ADDITIONAL SALES INFORMATION AND CONCENTRATION OF RISK

    In fiscal 1999 and 2001, no individual customer represented sales of 10% or more of net revenue. In fiscal 2000 sales to one customer represented 10.5% of net revenues.

    A large portion of the Company's sales is made to a number of major publicly owned corporations. There is a concentration of credit risk in accounts receivable from these customers. Metron performs ongoing credit evaluations of its customers and generally does not require collateral. Although the credit risk associated with nonpayment from these customers is affected by conditions or occurrences within their industry, accounts receivable from these customers were substantially current at May 31, 2001. The Company believes that there is no significant credit risk with respect to these receivables.

15. SEGMENT AND GEOGRAPHIC DATA

    The Company operates predominantly in the semiconductor industry. This involves the marketing, sales, and service of semiconductor manufacturing and test equipment and materials. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief operating officer, and on the nature of the products offered to customers. Reportable segments are the equipment division (which includes certain specialized process chemicals, and spare part sales, and equipment service), the materials division (which includes components used in construction and maintenance), and other which includes finance, administration and corporate functions.

    The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. Segment operating results are measured based on income (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, equity investments and property, plant and equipment for the Company's administrative headquarters.

  Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Year ended May 31, 1999
Net revenue	$127,420	$101,198	$—	$228,618
Depreciation expense	$794	$475	$1,348	$2,617
Interest income	$—	$—	$438	$438
Interest expense	$—	$—	$913	$913
Income (loss) before income taxes	$3,161	$8,384	$(18,293)	$(6,748)
Total assets	$35,424	$48,635	$15,566	$99,625
Capital expenditures	$409	$341	$619	$1,369
Year ended May 31, 2000
Net revenue	$169,388	$168,163	$—	$337,551
Depreciation expense	$547	$744	$838	$2,129
Interest income	$—	$—	$1,008	$1,008
Interest expense	$—	$—	$1,760	$1,760
Income (loss) before income taxes	$11,872	$16,890	$(16,266)	$12,496
Total assets	$94,894	$69,254	$17,221	$181,369
Capital expenditures	$1,252	$1,013	$1,195	$3,460
Year ended May 31, 2001
Net revenues	$262,220	$255,221	$—	$517,441
Depreciation expense	$1,788	$740	$949	$3,477
Interest income	$—	$—	$867	$867
Interest expense	$—	$—	$1,341	$1,341
Income (loss) before income taxes	$14,910	$25,872	$(18,104)	$22,678
Total assets	$80,542	$89,699	$43,258	$213,499
Capital expenditures	$3,804	$1,418	$4,376	$9,598

  Geographic information

	Years ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Net revenue:
United States	$54,285	$74,622	$116,984
Germany	32,059	38,997	88,396
United Kingdom	30,952	37,321	68,573
Singapore	29,000	50,955	58,786
Hong Kong	27,672	39,967	45,061
France	17,701	37,076	44,311
The Netherlands	10,780	16,794	28,787
Other nations	26,169	41,819	66,543

Geographic totals	$228,618	$337,551	$517,441

	May 31,
	2000	2001
	(Dollars in thousands)
Total assets:
United States	$38,672	$46,760
United Kingdom	35,460	35,531
Germany	13,043	27,053
Singapore	26,344	25,533
France	18,569	19,811
Hong Kong	19,574	13,317
The Netherlands	11,153	18,364
Other nations	18,554	27,130

Geographic totals	$181,369	$213,499

16. SUPPLEMENTAL FINANCIAL INFORMATION

	May 31,
	2000	2001
	(Dollars in thousands)
Other current liabilities:
Customer prepayments	$2,344	$1,289
Accrued taxes including income taxes	5,034	9,059
Other	2,910	4,603

Total other current liabilities	$10,288	$14,951

	Years ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Other income (expense):
Foreign exchange gain (loss)	$211	$443	$(877)
Interest income	438	1,008	867
Interest expense	(913)	(1,760)	(1,341)
Loss on sale of joint ventures	(140)	—	—
Miscellaneous income	7	574	468

Other income (expense)	$(397)	$265	$(883)

		Years ended May 31,
	1999	2000	2001
	(Dollars in thousands)
Supplemental cash flow information:
Cash payments for:
Interest	$930	$1,742	$1,331
Income taxes	$604	$906	$5,558
Noncash transactions:
Common stock issued for purchase of Intec	$—	$—	$3,938
Treasury stock received from Entegris on modification of distribution agreement	$—	$—	$6,615

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Amounts have been restated for the first, second, and third quarters for the year ended May 31, 2001 due to the retroactive application of SAB 101.

	First	Second	Third	Fourth
	(Dollars in thousands)
Year ended May 31, 2000
Net revenue	$69,473	$74,163	$80,980	$112,935
Operating income	$1,652	$2,081	$3,310	$5,394
Net income	$903	$1,486	$2,557	$2,805
Basic earnings per share	$0.09	$0.14	$0.20	$0.21
Diluted earnings per share	$0.08	$0.13	$0.18	$0.20
Year ended May 31, 2001
Net revenue	$119,038	$139,492	$138,133	$120,780
Operating income	$4,161	$6,874	$8,019	$4,692
Cumulative effect of change in accounting principle	$1,465	$—	$—	$—
Net income	$885	$3,799	$4,302	$2,524
Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.18	$0.28	$0.32	$0.20
Cumulative effect of change in accounting principle	$(0.11)	$—	$—	$—
Basic earnings per common share	$0.07	$0.28	$0.32	$0.20
Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.17	$0.27	$0.31	$0.19
Cumulative effect of change in accounting principle	$(0.11)	$—	$—	$—
Diluted earnings per common share	$0.06	$0.27	$0.31	$0.19

18. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. Historically, the Company has engaged in limited hedging activities to reduce its exposure to exchange risks arising from fluctuations in foreign currency, but has not entered into derivatives contracts either to hedge non-currency risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its consolidated financial statements.

    In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 on June 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 141 will require, upon adoption of SFAS 142, the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

    In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation) to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of an accounting change in the Company's consolidated income statement.

    As of the date of adoption, the Company expects to have approximately $8,292,000 of unamortized goodwill, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill is $618,000 and $1,259,000 for the years ended May 31, 2000 and 2001, respectively.

    Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Supervisory and Managing Directors

    The following tables set forth, as of May 31, 2001, certain information with respect to the supervisory directors and managing directors of Metron:

Supervisory Board

Name	Age	Position
Robert R. Anderson	63	Supervisory Director
James E. Dauwalter	49	Supervisory Director
Joel A. Elftmann	61	Supervisory Director
Bruce M. Jaffe	57	Supervisory Director
Sho Nakanuma	69	Supervisory Director

Managing Board

Name	Age	Position
Edward D. Segal	61	President, Chief Executive Officer and Managing Director
Gregory M. Claeys	51	Vice President, Materials Division and Managing Director
Peter V. Leigh	56	Vice President, Finance, Chief Financial Officer and Managing Director
J. Christopher Levett-Prinsep	54	Executive Vice President, Field Operations and Managing Director
Keith Reidy	44	Vice President, Marketing and Managing Director

    The general meeting of shareholders appoints the supervisory directors and at all times has the power to suspend or dismiss any supervisory director. Under Dutch law, current employees of the Company cannot serve as supervisory directors. A resolution to appoint a supervisory director can only be passed upon recommendation by the supervisory board. Under the Metron articles, each member of the supervisory board holds office for a one-year term following that member's election as a member of the supervisory board, or until that member's earlier resignation, death or removal by a decision of a general meeting. However, a member of the supervisory board elected not at the general meeting of shareholders but at an extraordinary meeting of shareholders serves until the next general meeting of shareholders or until that member's earlier resignation, death or removal by a decision of the general meeting. Each member of the supervisory board holds office until that member's resignation, death or removal by a decision of a general meeting of shareholders. In addition, each supervisory director is required to resign as of the date of the general meeting of shareholders held in the year in which that director attains to age of 72. A shareholders' resolution to suspend or dismiss a supervisory director must be adopted by a two-thirds majority of the valid votes cast representing more than half of the issued share capital.

    Robert R. Anderson has been a supervisory director of Metron since November 1995. Mr. Anderson was most recently Chairman of the Board and Chief Executive Officer of Yield Dynamics, Inc., (YDI) a semiconductor yield management software start-up company. He became a director of YDI in August 1997 and Chairman and Chief Executive Officer in October 1998. Mr. Anderson was Chairman of the Board of Silicon Valley Research, a semiconductor design automation software company, from January 1994 and served as Chief Executive Officer from April 1994 until July 1995 and from December 1996 until October 1997 and as Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of equipment for semiconductor process control, in 1975 and served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman. Mr. Anderson also serves as a director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry.

    James E. Dauwalter has been a supervisory director of Metron since November 1995 and was a managing director from June 1979 until November 1995. Mr. Dauwalter is President of Entegris, Inc. which is a principal and a large minority shareholder of Metron. Mr. Dauwalter joined Fluoroware Inc., now part of Entegris, in 1973. Mr. Dauwalter also serves as a director of Nippon Fluoroware K.K., Fluoroware-Valqua Japan K.K. and Fluoroware Southeast Asia PTE Ltd.

    Joel A. Elftmann, a co-founder of Metron, has been a supervisory director since November 1995 and was a managing director from October 1975 until November 1995. Mr. Elftmann is Chairman of the Board of FSI International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann is also a co-founder of FSI and has served as a director of FSI since 1973 and as Chairman of the Board since August 1983. From August 1983 to August 1989, and from May 1991 until the present, Mr. Elftmann also has served as Chief Executive Officer of FSI. From 1977 to August 1983, from May 1991 until January 1998 and from August 1999 to the present, Mr. Elftmann has served as President of FSI. Mr. Elftmann also serves as a director of Veeco, Inc. Mr. Elftmann is a Director Emeritus member of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry.

    Bruce M. Jaffe has been a supervisory director of Metron since November 2000. Mr. Jaffe is currently a private investor and consultant, and has been a director of Pemstar, Inc., a Minnesota-based global contract electronics manufacturer, since August 2000. Mr. Jaffe served as Senior Vice President and Chief Financial Officer of Bell Microproducts, Inc., a California-based distributor of mass storage and computer products, from 1997 to 1999. From 1967 to 1996, Mr. Jaffe was employed by Bell Industries, a California-based distributor of electronic components, where he held several management positions, most recently as President, Chief Operating Officer and a member of the Board of Directors. From 1965 to 1967, Mr. Jaffe was employed as an accountant by Price Waterhouse & Co. (now PricewaterhouseCoopers). Mr. Jaffe holds a B.S. degree in Business from the University of Southern California and is a certified public accountant. Mr. Jaffe currently serves on the board of advisors for the University of Southern California School of Business.

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

    Edward D. Segal has been a managing director of Metron since November 1995. He joined Metron as President and Chief Executive Officer in July 1995. Prior to joining Metron, Mr. Segal served as President and Chief Executive Officer of Transpacific Technology Corporation, a company that he founded in 1982. Mr. Segal is a member of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry. Mr. Segal holds a B.S. degree in Metallurgical Engineering from Rensselaer Polytechnic Institute.

    Gregory M. Claeys has been a managing director and served as Vice President, Materials Division of Metron since November 2000. He joined Metron as the Company's Vice President, Fluid Handling Products, in July 1998 as a result of the merger between Metron and T.A. Kyser Co. ("Kyser"). From 1993 to 1998, Mr. Claeys served as President of Kyser. Mr. Claeys holds a B.A. degree in Marketing from Texas A&M University.

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

    J. Christopher Levett-Prinsep has been a managing director of Metron since July 1983 and has served as managing director of Metron's United Kingdom subsidiary, of which he was the founder and first employee, since 1978. Mr. Levett-Prinsep served as President of Metron's European Operations from August 1994 until December 1997, when he became Executive Vice President, Equipment Division, and in October 2000, he became Executive Vice President, Field Operations. Mr. Levett-Prinsep holds an Ordinary Certificate in Technology from Coventry Technical College and an Advanced Certificate from Wednesbury College of Technology.

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

    There are no pending or contemplated legal proceedings adverse to the Company on the part of any of the Company's directors or its executive officers.

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

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Supervisory Directors

    Each supervisory director of the Company receives a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members on a separate day). In the fiscal year ended May 31, 2001, the maximum total compensation paid to non-employee supervisory directors was $8,300.

The members of the Supervisory Board of Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

    Each supervisory director of the Company also receives stock option grants under the 1997 Supervisory Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee supervisory directors of the Company or affiliates of such directors (as defined in the Internal Revenue Code, as amended, the "Code") are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

    Option grants under the Directors' Plan are non-discretionary. On April 13, 1997, each supervisory director was automatically granted an option to purchase 15,000 Common Shares from the Directors' Plan. Subsequently, each person elected or appointed for the first time to serve as a supervisory director is granted an option to purchase 15,000 Common Shares from the Directors' Plan. In addition, on the date of each Annual Meeting, each member of the Company's Supervisory Board of Directors who has served as a director for at least six months and who is reelected at such Annual Meeting is automatically granted an option to purchase 3,750 Common Shares under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Shares subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised until the date upon which such optionee, or the affiliate of such optionee, has provided one year of continuous service as a director following the date of such option grant. Options vest at a rate of 25% one year after grant date and 25% each year thereafter in accordance with the terms of the grant. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction, unless the Company is the surviving entity or, if the Company is not the surviving entity, the option is assumed or an equivalent option is substituted by the successor corporation.

    During the fiscal 2001, the Company granted options covering 30,000 shares to the supervisory directors of the Company, at an exercise price per share of $7.38. The fair market value of such Common Shares on the date of grant was $7.38 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of July 31, 2001, no options had been exercised under the Directors' Plan.

Compensation of Managing Directors

    The following table shows for the fiscal years ended May 31, 1999, 2000, and 2001 compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated managing directors (the "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		All Other Compensation($)
Edward D. Segal	2001	307,000	199,032	—		6,078	(1)
President and Chief Executive Officer and Managing Director	2000 1999	298,380 281,730	198,550 86,000	— —		2,701 699	(1) (2)
Gregory M. Claeys	2001	185,000	126,240	3,354	(2)	2,880	(3)
Vice President, Materials Division and Managing Director	2000 1999	179,000 169,313	— 11,250	3,598 —	(2)	30,000 3,750	(4) (4)
Peter V. Leigh	2001	195,000	119,991	—		4,090	(5)
Vice President, Finance, Chief Financial Officer and Managing Director	2000 1999	182,583 155,513	145,950 51,000	— —		563 614	(2) (2)
J. Christopher Levett-Prinsep	2001	245,712	163,589	—		82,380	(9)
Executive Vice President, Field Operations and Managing Director	2000 1999	256,145 207,611	136,150 60,644	4,287 —	(6)	63,164 44,338	(7) (8)
Keith Reidy	2001	208,000	148,944	—		10,457	(10)
Vice President, Marketing and Managing Director	2000 1999	205,000 192,500	109,300 60,000	— 1,308	(11)	7,081 677	(10) (2)

(1)
For 2001, represents $3,150 in payments to a defined contribution plan, $1,836 in car allowances and $1,092 in insurance premiums. For 2000, represents $2,044 in car allowances and $657 in insurance premiums.
(2)
Represents insurance premiums.
(3)
Represents payments to a defined contribution plan.
(4)
Represents deferred bonus payouts.
(5)
Represents $940 in insurance premiums and $3,150 in payments to a defined contribution plan.
(6)
Represents insurance payouts.
(7)
Represents car allowances.
(8)
Represents $8,654 in insurance premiums and $35,684 in payments to a defined contribution plan.
(9)
Represents $43,742 in pension payments, $24,557 in car allowances, and $14,081 in insurance premiums, private health care, and other reimbursement.
(10)
For 2001, represents $3,150 in payments to a defined contribution plan, $6,350 in car allowances, and $957 in insurance premiums. For 2000, represents $6,000 in car allowances, $624 in insurance premiums and $457 in commissions.
(11)
Represents commissions.

Stock Option Grants And Exercises

    The Company grants options to its executive officers under its Amended and Restated Employee Stock Option Plan. As of July 31, 2001, options to purchase a total of 2,702,127 shares were outstanding under the Option Plan and options to purchase 607,183 shares remained available for grant thereunder.

    The following tables show, for the fiscal year ended May 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION/SAR GRANTS IN FISCAL 2001

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
		% of Total Options/ SARs Granted to Employees in Fiscal Year (1)
	Number of Securities Underlying Options/SARs Granted (#)
			Exercise or Base Price ($/Sh)(2)
Name				Expiration Date
					5% ($)	10% ($)
Edward D. Segal(4)	50,000	9.6%	$10.75	June 2010	$338,031	$856,637
Gregory M. Claeys	—	—	—	—	—	—
Peter V. Leigh(5)	25,000	4.8%	$10.75	June 2010	$169,015	$428,318
J. Christopher Levett-Prinsep(6)	25,000	4.8%	$10.75	June 2010	$169,015	$428,318
Keith Reidy(7)	25,000	4.8%	$10.75	June 2010	$169,015	$428,318

(1)
Based on options to purchase an aggregate of 520,250 shares granted to employees (including employee directors) during the fiscal year ended May 31, 2001. The foregoing total excludes options granted to consultants and non-employee directors.
(2)
The exercise price per share of each option was equal to the quoted fair market value of the Common Shares on the date of grant.
(3)
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
(4)
6.25% of the shares subject to Mr. Segal's option grants vested on September 1, 2000, and 6.25% of such shares vest every quarter during the four years thereafter.
(5)
6.25% of the shares subject to Mr. Leigh's option grants vested on September 1, 2000, and 6.25% of such shares vest every quarter during the four years thereafter.
(6)
6.25% of the shares subject to Mr. Levett-Prinsep's option grants vested on September 1, 2000, and 6.25% of such shares vest every quarter during the four years thereafter.
(7)
6.25% of the shares subject to Mr. Reidy's option grants vested on September 1, 2000, and 6.25% of such shares vest every quarter during the four years thereafter.

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise(#)	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward D. Segal	50,000	$170,200	375,948	125,000	$1,812,069	—
Gregory M. Claeys	—	—	—	110,000	—	—
Peter V. Leigh	31,000	$140,530	59,000	50,000	$284,380	—
J. Christopher Levett-Prinsep	25,000	$223,925	65,000	50,000	$313,300	—
Keith Reidy	35,000	$278,376	55,000	50,000	$265,100	—

(1)
The value realized is based on the fair market value of the Company's Common Shares on the exercise date minus the exercise price.

(2)
The valuations are based on the fair market value of the Company's Common Shares on May 31, 2001 of $7.45, minus the exercise price of the options.

Employment Agreements and Termination of Employment Arrangements

    Each of the Named Executive Officers is employed pursuant to an employment contract with a subsidiary of Metron which is incorporated in his country of residence.

    Edward D. Segal is employed pursuant to an employment contract entered into in September 1999 with Metron Technology Corporation, a California corporation and wholly-owned subsidiary of the Company ("MTC"), and with the Company. The employment contract provides that Mr. Segal will serve as a managing director of the Company and as the Company's President and Chief Executive Officer at an annual salary of not less than $295,000. The agreement also provides for Mr. Segal's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Segal against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Segal would not be entitled to indemnification under this agreement under certain circumstances, including if indemnification is expressly prohibited under applicable law or if indemnification is expressly prohibited by Metron's Articles or MTC's charter. If Mr. Segal's employment is terminated by MTC without cause or by Mr. Segal for good reason or due to disability, in exchange for Mr. Segal's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

    Peter V. Leigh is employed pursuant to an employment contract entered into in September 1999 with MTC and with the Company. The employment contract provides that Mr. Leigh will serve as a managing director of the Company and as the Company's Vice President, Finance and Chief Financial Officer at an annual salary of not less than $180,000. The agreement also provides for Mr. Leigh's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Leigh against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Leigh would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is expressly prohibited under applicable law or prohibited by Metron's

Articles or MTC's charter. If Mr. Leigh's employment is terminated by MTC without cause or by Mr. Leigh for good reason or due to disability, in exchange for Mr. Leigh's signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

    J. Christopher Levett-Prinsep is employed by Metron Technology (U.K.) Ltd. pursuant to an employment contract entered into in May 1996. The employment contract provides that Mr. Levett-Prinsep will serve as a managing director of the Company and of Metron Technology (U.K.) Ltd. and as President of the Company's European Operations at an annual salary of not less than £103,000, or approximately $173,000. The agreement also provides for Mr. Levett-Prinsep's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The employment contract may be terminated by either party on 12 months' notice.

    Keith Reidy is employed by MTC pursuant to an employment contract entered into in September 1999 with MTC and with the Company. The employment contract provides that Mr. Reidy will serve as a managing director and as Vice President, Marketing of the Company at an annual salary of not less than $200,000. The agreement also provides for Mr. Reidy's participation in an annual incentive compensation plan approved by the Supervisory Board, and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Reidy against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Reidy would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by Metron's Articles or MTC's charter. If Mr. Reidy's employment is terminated by MTC without cause or by Mr. Reidy for good reason or due to disability, in exchange for Mr. Reidy's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

    Gregory M. Claeys is employed pursuant to an employment contract entered into in July 1998 with Kyser, MTC and the Company. The employment contract provides that Mr. Claeys will serves as President of Kyser at an annual salary of not less than $170,000. The agreement also provided for the Company's grant of an option to purchase 90,000 Common Shares to Mr. Claeys upon execution of the contract. Under the agreement, Mr. Claeys participates in an annual incentive compensation plan approved by the Supervisory Board and an incentive compensation plan for employees of Kyser and to which he may have been subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as an employee, officer, director or agent in which services are rendered to Kyser. However, Mr. Claeys would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by Kyser's charter.

Compensation Committee Interlocks and Insider Participation

    The Company's compensation committee consists of Messrs. Anderson, Dauwalter, Elftmann, Jaffe and Nakanuma.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Shares as of July 31, 2001 by: (i) each supervisory director; (ii) each managing director named in the Summary Compensation Table; (iii) all managing directors and supervisory directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Shares. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their Common Shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of each shareholder is c/o Metron Technology N.V., 1350 Old Bayshore Highway, Suite 210, Burlingame, California 94010.

Name and Address	Common Shares as of July 31, 2001	Total Shares Beneficially Owned (1)	Percentage
Entegris, Inc.(2)	1,565,687	1,586,314	12.4%
3500 Lyman Boulevard
Chaska, MN 55318
FSI International, Inc.(3)	2,690,687	2,711,314	21.1%
322 Hazeltime Drive
Chaska, MN 55318
Principal Life Insurance Co.(4)	1,546,446	1,546,446	12.1%
711 High Street Des Moines, IA 50392
Joel A. Elftmann(5)	2,690,687	2,711,314	21.1%
James E. Dauwalter(6)	1,565,687	1,586,314	12.4%
Robert R. Anderson(7)	42,237	62,864	*
Sho Nakanuma(8)	0	3,750	*
Bruce M. Jaffe(9)	2,000	2,000	*
Edward D. Segal(10)	626,798	1,057,122	8.2%
C. Garry Hendricks	657,585	657,585	5.1%
J. Christopher Levett-Prinsep(11)	468,861	551,928	4.3%
Keith Reidy(12)	74,856	147,923	1.2%
Peter V. Leigh(13)	31,000	108,067	*
Gregory M. Claeys(14)	65,968	135,734	1.1%
All supervisory directors and managing directors as a group (10 persons)(15)	5,567,506	5,911,843	49.7%

*
Represents beneficial ownership of less than one percent of the Company's Common Shares.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 12,821,164 Common Shares outstanding as of July 31, 2001, together with applicable options for such shareholder. Common Shares subject to options currently exercisable, or exercisable within 60 days of July 31, 2001, are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Includes 20,627 shares issuable to Mr. Dauwalter pursuant to an agreement between Mr. Dauwalter and Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.

(3)
Includes 20,627 shares issuable to Mr. Elftmann pursuant to an agreement between Mr. Elftmann and FSI in which Mr. Elftmann assigned ownership rights to all shares issuable upon exercise of the options to FSI.

(4)
Consists of 1,546,446 shares held by Principal Life Insurance Co.

(5)
Mr. Elftmann is Chairman of the Board of FSI. The shares listed consist of 2,690,687 shares held by FSI and 20,627 shares issuable pursuant to options exercisable within 60 days of July 31, 2001. Mr. Elftmann disclaims beneficial ownership of all shares held by FSI and of all shares issuable pursuant to the exercise of options, pursuant to an agreement with FSI in which Mr. Elftmann assigned ownership rights to all shares issuable upon exercise of the options to FSI.

(6)
Mr. Dauwalter is President of Entegris. The shares listed consist of 1,565,687 shares held by Entegris and 20,627 shares issuable pursuant to options exercisable within 60 days of July 31, 2001. Mr. Dauwalter disclaims beneficial ownership of all shares held by Entegris and of all shares issuable pursuant to the exercise of options, pursuant to an agreement with Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.

(7)
Consists of 42,237 shares held by Mr. Anderson and 20,627 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(8)
Consists of 3,750 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(9)
Consists of 2,000 shares held by Mr. Jaffe.

(10)
Consists of 497,270 shares held by Mr. Segal, 129,528 shares held by Segal Investments LP, an investment partnership of which Mr. Segal is the Managing Partner, and 430,324 shares issuable pursuant to options exercisable within 60 days of July 31, 2001. Mr. Segal disclaims beneficial ownership of the shares held by Segal Investments LP.

(11)
Consists of 468,861 shares held by Mr. Levett-Prinsep, and 83,067 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(12)
Consists of 74,856 shares held by Mr. Reidy, and 73,067 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(13)
Consists of 31,000 shares held by Mr. Leigh, and 77,067 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(14)
Consists of 65,968 shares held by Mr. Claeys, and 69,766 shares issuable pursuant to options exercisable within 60 days of July 31, 2001.

(15)
Includes an aggregate of 1,008,922 shares issuable pursuant to options exercisable within 60 days of July 31, 2001. Also includes an aggregate of 1,586,314 shares held by Entegris, 2,711,314 shares held by FSI and 129,528 shares owned by the investment partnership of Mr. Segal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Transactions with FSI

    As of May 31, 2001, FSI International, Inc. ("FSI") held approximately 21.0% of the Company's outstanding shares. In fiscal 2000 and 2001, products from FSI accounted for 25.0% and 24.5% of the Company's revenue, respectively. In addition, Mr. Elftmann, a supervisory director of the Company, is Chairman of the Board of FSI.

    Distribution Agreement.  In March 1998, the Company and FSI entered into a distribution agreement which has been amended to reflect FSI's sale of its chemical management division in July 1999. Pursuant to the terms of this agreement, FSI and the Company agreed that, with some exceptions, the Company would distribute some of FSI's products and related spare parts in specific countries primarily in Europe and Asia. Either party may terminate the agreement by providing at least 12 months prior written notice.

    Pursuant to the distribution agreement, FSI sells products to the Company and the Company receives from FSI discounts ranging from 5% to 20% of the net sales price. The exact percentage varies depending on the product. For some products, the discounts may be renegotiated at the request of FSI if FSI's ownership of the Company drops below 25%. In cases where customers receive discounts off of the net sales price, the discounts are generally divided between FSI and the Company. The actual terms vary depending on product, location and the extent of the discount.

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

Transactions with Entegris

    As of May 31, 2001, Entegris, Inc. ("Entegris") held approximately 12.2% of the Company's outstanding shares, and in fiscal 2000 and 2001, products from Entegris accounted for 25.8% and 25.1% of the Company's revenue, respectively. In addition, Mr. Dauwalter, a supervisory director of the Company, is President and Chief Operating Officer of Entegris.

    Distribution Agreements.  On January 8, 2001 the Company and Entegris entered into an agreement to modify their existing distribution relationship. Pursuant to that agreement, Entegris agreed to transfer to the Company 1,125,000 common shares of Metron and make cash payments totaling $1.75 million to the Company over a 15-month period. On February 13, 2001, the Company and Entegris entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. Pursuant to the transition agreement, Metron will receive revenue (either in the form of a 10% sales commission or a discount off the sales list price, which ranges from 5% to 40% depending on the product) for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the Company and Entegris entered into a new distribution agreement, under which the Company will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The distribution agreement will continue until August 31, 2005 and renew automatically for successive five-year terms. The parties may terminate the agreement early under certain circumstances or, with 12 months notice, at the end of the then-current term. Pursuant to the distribution agreement, Entegris has agreed to sell products to the Company at a 10% to 40% discount from the published list price, depending on the product. If Entegris asks the Company to act as a manufacturer's sales representative, Entegris will provide the Company with a commission structure for those sales.

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

Indebtedness of Management

    In July 1995, Edward D. Segal, President and Chief Executive Officer entered into a Tax Indemnification Agreement (the "Tax Indemnification Agreement") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, the Company was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" Mr. Segal was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company provided cash advances to Mr. Segal for taxes due for Subpart F income. Advances under the Tax Indemnification Agreement totaled $265,000 of which $160,000 was forgiven by the Company in fiscal 2001. Repayment of a portion of the advances is required beginning with the first sale of shares owned by Mr. Segal as of the July 1995 acquisition date after a tax year for which Mr. Segal received an advance. The amount of the repayment is determined by reference to the tax which Mr. Segal does not pay as a result of the step-up in basis created by the payment of income taxes on his imputed Subpart F income.

Indemnity Agreements

    See "Employment Agreements and Termination of Employment Arrangements" for a description of indemnification provisions contained in agreements with Named Executive Officers.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.  Financial Statements

    The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 34 of this report.

2.  Financial Statement Schedules

    The financial statement schedule "Schedule II—Valuation and Qualifying Accounts" is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

3.  Exhibits

    The following exhibits are filed herewith or incorporated by reference:

Exhibit Number		Description of Document
2.1	(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998
2.2	(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited
2.3	(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998
2.4	(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998
3.1	(i)	Articles of Association of the Registrant and translation thereof
4.1	(i)	Reference is made to Exhibits 3.1, 10.23, 10.24 and 10.26
4.2	(i)	Specimen Common Share Certificate
10.1	(i)	1997 Supervisory Directors' Stock Option Plan
10.2	(i)	Form of 1997 Supervisory Directors' Stock Option Agreement
10.3	(i)	Amended and Restated Metron Technology N.V. Employee Stock Option Plan
10.4	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom)
10.5	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States)
10.6	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom)
10.7	(i)	Aufhebungs und Ruhestandsvertrag (Cancellation and Early Retirement Agreement) between Metron Technology (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof
10.8	(i)	Share Purchase Agreement (CME) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.9	(i)	Share Purchase Agreement (CMK) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.10	(i)	Agreement to Terminate Joint Venture Agreements and Distribution Agreement between FSI International, Inc. and Metron Technology B.V. dated May 18, 1999

10.11	(i)	FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.
10.12	(i)	Distribution Agreement dated July 6, 1995 between Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now Metron Technology N.V.)
10.13	(i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company
10.14	(i)	Form of Employment Agreement among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal, Michael A. Grandinetti, Peter V. Leigh and Keith Reidy
10.15	(i)	Managing Director Service Agreement between Metron Technology (U.K.) Ltd. and John Christopher Levett-Prinsep dated May 1, 1996.
10.16	(i)	Employment Agreement dated July 13, 1998 among T.A. Kyser Co., Metron Technology Corporation, Metron Technology B.V. and Garry Hendricks
10.17	(i)	Metron Technology Employee Stock Purchase Plan
10.18	(i)	T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997
10.19	(i)	Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Trust
10.20	(i)	T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997
10.21	(i)	Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.22	(i)	Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.23	(i)	Investors Rights Agreement dated July 6, 1995 among Metron Semiconductors Europa B.V. and the Investors as defined therein
10.24	(i)	Accession Agreement dated October 15, 1998 among Metron Technology B.V., the Original Parties as defined therein, Segal Investments, L.P., M. Segal, N. Segal, M. Segal as trustee of the Matthew Dean Segal 1997 Trust and N. Segal as trustee of the Matthew Dean Segal 1997 Trust
10.25	(i)	Confirmation Agreement dated October 15, 1998 among Metron Technology B.V. and the Investors as defined in the Investor Rights Agreement of July 6, 1995
10.26	(i)	Accession Agreement dated July 13, 1998 among Metron Technology B.V., the Stockholders and the Signing Stockholders as defined therein
10.27	(i)	Consent Agreement dated July 13, 1998 among Metron Technology B.V. and the Investors as defined therein
10.28	(i)	Incentive Compensation Plan for Edward D. Segal FY2000
10.29	(i)	Incentive Compensation Plan for Michael A. Grandinetti FY2000
10.30	(i)	Incentive Compensation Plan for Peter V. Leigh FY2000
10.31	(i)	Incentive Compensation Plan for J. Christopher Levett-Prinsep FY2000
10.32	(i)	Incentive Compensation Plan for Keith Reidy FY2000
10.33	(i)	Amended and Restated Buy and Sell Agreement among Metron Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.
10.34	(i)	Form of Indemnification Agreement among Metron Technology B.V. and the Investors as defined therein
10.35	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.36	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Michael A. Grandinetti
10.37	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Peter V. Leigh

10.38	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Keith Reidy
10.39	(iv)	Tax Indemnification Agreement dated July 6, 1995 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.40	(v)	Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd.
10.41	(vi)	Agreement, dated as of January 8, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.42	(vi)	Transition Agreement, dated as of February 13, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.43	(vi)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.44	(vi)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.
21.1	(i)	List of Subsidiaries of the Registrant
23.1		Consent of KPMG LLP, independent auditors
24.1	(iii)	Power of Attorney
99.1	(ii)	Press Release, dated as of March 3, 2000, entitled "Metron Technology Acquires Critical Parts Cleaning Business"

(i)
Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)
Incorporated by reference from the Company's Form 10-K, filed with the Commission on August 25, 2000, as amended through the date hereof.

(iv)
Filed as an exhibit to the Company's Form 10-K/A, filed with the Commission on September 15, 2000, and incorporated herein by reference.

(v)
Filed as an exhibit to the Company's Form 10-Q, filed with the Commission on January 16, 2001, and incorporated herein by reference.

(vi)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 2, 2001, and incorporated herein by reference.

(b)
Reports on Form 8-K

    The following Report on Form 8-K was filed during the quarter ended May 31, 2001: Report on Form 8-K, filed March 2, 2001, pertaining to events surrounding the Entegris distribution agreement.

(c)
See Exhibits listed under Item 14(a)(3).

(d)
Not applicable. See Item 14(a)(2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on August 27, 2001.

METRON TECHNOLOGY N.V.
By:	/s/ EDWARD D. SEGAL Edward D. Segal President and Chief Executive Officer and Managing Director (Principal Executive Officer)
By:	/s/ PETER V. LEIGH Peter V. Leigh Vice President, Finance and Chief Financial Officer and Managing Director (Principal Financial and Accounting Officer)

Metron Technology N.V.
Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
			Additions
	COL. A	COL. B	COL. C	COL. D	COL. E
	(In Thousands)
Deducted from asset accounts:
Year ended May 31, 1999:
Allowance for doubtful accounts	$815	1,029	$—	$532	$1,312

Inventory valuation allowance	$4,325	$1,752	$—	$70	$6,007

Deducted from asset accounts:
Year ended May 31, 2000:
Allowance for doubtful accounts	$1,312	$388	$—	$1,014	$685

Inventory valuation allowance	$6,007	$1,560	$—	$2,456	$5,111

Deducted from asset accounts:
Year ended May 31, 2001:
Allowance for doubtful accounts	$685	$2,400	$—	$224	$2,861

Inventory valuation allowance	$5,111	$4,932	$—	$1,796	$8,247

QuickLinks

  DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
OPTION/SAR GRANTS IN FISCAL 2001
Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Metron Technology N.V. Schedule II—Valuation and Qualifying Accounts