Form 10-Q
period 2001-08-31
METRON TECHNOLOGY N V
filed 2001-10-12
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 000-27863

METRON TECHNOLOGY N.V.
(Exact name of registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0180010 (I.R.S. Employer Identification Number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common shares, par value NLG 0.96 per share	Outstanding at September 30, 2001 12,841,164

METRON TECHNOLOGY N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands except per share)

	Three months ended
	August 31 2000	August 31 2001
	Restated
Net revenue	$119,038	$74,373
Cost of revenue	98,983	60,112

Gross profit	20,055	14,261
Selling, general, administrative, and other expenses	15,894	14,450
Other operating income, net of associated costs	—	1,354

Operating income	4,161	1,165
Equity in net loss of joint ventures	(70)	(10)
Loss from impairment of investment	—	(401)
Other income (expense), net	17	(299)

Income before income taxes and cumulative effect of change in accounting principle	4,108	455
Provision (benefit) for income taxes	1,758	(247)

Income before cumulative effect of change in accounting principle	2,350	702
Cumulative effect of change in accounting principle	(1,465)	—

Net income	$885	$702

Basic earnings per common share
Before cumulative effect of change in accounting principle	$0.18	$0.05
Cumulative effect of change in accounting principle	(0.11)	—

Basic earnings per common share	$0.07	$0.05

Diluted earnings per common share
Before cumulative effect of change in accounting principle	$0.17	$0.05
Cumulative effect of change in accounting principle	(0.11)	—

Diluted earnings per common share	$0.06	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended
	August 31 2000	August 31 2001
	Restated
Net income	$885	$702
Other comprehensive income (loss)
Foreign currency translation	(605)	1,429
Loss from foreign currency forward contracts	—	(24)

	(605)	1,405

Comprehensive income	$280	$2,107

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	May 31 2001	August 31 2001
ASSETS
Cash and cash equivalents	$27,769	$22,432
Accounts receivable	88,833	63,973
Inventories, net	56,822	56,339
Prepaid expenses and other current assets	11,798	12,808

Total current assets	185,222	155,552
Property, plant, and equipment, net	16,057	17,084
Intangible assets, net	9,606	9,228
Long term investments	1,653	1,240
Other assets	961	1,005

Total Assets	$213,499	$184,109

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$34,490	$22,212
Amounts due affiliates	28,913	20,535
Accrued wages and employee-related expenses	9,788	7,284
Deferred revenue for installation and warranty	15,511	14,166
Deferred income	6,770	5,416
Short term borrowings and current portion of long-term debt	19,507	15,040
Amounts payable to shareholders	177	177
Other current liabilities	14,951	13,562

Total current liabilities	130,107	98,392
Long-term debt, excluding current portion	979	926
Deferred credits and other long-term liabilities	2,270	2,322

Total liabilities	133,356	101,640

Commitments	—	—
Shareholders' Equity:
Preferred shares, par value	—	—
Common shares and additional paid-in capital	38,714	38,933
Retained earnings	49,448	50,150
Cumulative other comprehensive loss	(7,427)	(6,022)
Treasury shares	(592)	(592)

Total shareholders' equity	80,143	82,469

Total Liabilities and Shareholders' Equity	$213,499	$184,109

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended
	August 31 2000	August 31 2001
	Restated
Cash flows (used for) operating activities:
Net income	$885	$702
Adjustments to reconcile net income for items currently not affecting operating cash flows:
Cumulative effect of change in accounting principle	1,465	—
Depreciation and amortization	1,061	1,258
Provisions for inventory valuation and doubtful accounts	1,040	131
Deferred income taxes	(134)	(79)
Equity in net loss of joint venture	70	10
Loss on impairment of investment	—	401
Gain on disposition of assets	(5)	(12)
Changes in assets and liabilities:
Accounts receivable	(5,816)	24,783
Inventories	(4,289)	598
Prepaid expenses and other current assets	(383)	(1,001)
Accounts payable	4,403	(12,278)
Amounts due affiliates	(7,971)	(8,378)
Accrued wages and employee-related expenses	(792)	(2,504)
Deferred revenue for installation and warranty	4,083	(1,344)
Deferred income	—	(1,355)
Other current liabilities	2,066	(1,389)

Net cash flows (used for) operating activities	(4,317)	(457)

Cash flows (used for) investing activities:
Additions to property, plant, and equipment	(3,979)	(1,593)
Proceeds from the sale of property, plant, and equipment	18	37
Equity investment in joint venture	(1,000)	—
Other assets	(7)	(33)
Other long-term liabilities	75	107

Net cash flows (used for) investing activities	(4,893)	(1,482)

Cash flows from (used for) financing activities:
Sales of short-term investments	3,249	—
Proceeds (payments) on short-term borrowings	3,647	(4,494)
Proceeds from issuance of long-term debt	216	97
Principal payments on long-term debt	(78)	(83)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	700	219

Net cash flows from (used for) financing activities	7,672	(4,323)

Effect of exchange rate changes on cash and cash equivalents	(402)	925

Net change in cash and cash equivalents	(1,940)	(5,337)
Beginning cash and cash equivalents	22,911	27,769

Ending cash and cash equivalents	$20,971	$22,432

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Information

    The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Condensed consolidated statements of income, comprehensive income, and cash flows have been restated for the three months ended August 31, 2000 as a result of the retroactive application of the SEC's Staff Accounting Bulletin No. 101("SAB101"), Revenue Recognition in Financial Statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2001 included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

    A reconciliation of the shares used in the computation follows:

	Three months ended
	August 31 2000	August 31 2001
	(Shares in thousands)
Shares used for basic earnings per common share	13,278	12,829
Shares used for stock options having a dilutive effect	716	426

Shares used for diluted earnings per share	13,994	13,255

    Options to purchase 861,000 and 1,872,000 common shares of the Company were excluded from the calculation of diluted earnings per share for the three month period ended August 31, 2000 and 2001, respectively, because their effect was anti-dilutive. These anti-dilutive securities have a weighted-average exercise price of $14.94 and $10.68, respectively. Excluded securities could potentially dilute basic earnings per share in the future.

  Revenue Recognition

    The Company's revenues consist primarily of product revenues generated from the sale of equipment and materials, and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101, which was adopted by the Company as of June 1, 2000. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. Installation revenue is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

    In the majority of transactions involving installation and warranty services, a portion of the sale is not due and payable until the earlier of a defined payment date or the completion of the installation, whichever comes first. Some transactions do not, however, include a defined payment date and in those cases, the Company defers the greater of the fair value of installation and warranty revenue or the portion of the sale that was not due and payable until after installation is complete. At June 1, 2000, $1,465,000 net of $259,000 applicable taxes of previously recognized revenue from transactions without a defined payment date was deferred. This amount has been recorded as the cumulative effect of a change in accounting principle. Revenue of $963,000 that was deferred as part of the cumulative effect was recognized in the three months ended August 31, 2000.

  Foreign Currency Hedging

    On June 1, 2001 the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption the Company recorded an immaterial cumulative transition adjustment to earnings reflecting the difference between the fair value amortization of forward contract time value, rather than the straight line amortization under SFAS52. The immaterial cumulative transition adjustment to Other Comprehensive Income of $41,000 reflects the fair value of forward contracts hedging inventory purchases that were previously held off balance sheet. All other derivatives were reflected on the balance sheet on May 31, 2001.

    Foreign Exchange Exposure Management—The Company generally acquires and sells product internationally in US dollars. Occasional purchases are made in foreign currency and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS133, hedges of anticipated transactions that are designated and documented at inception as Cash Flow Hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying (transaction) are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing are recognized immediately in Other Income and Expense. An immaterial amount of time value and no ineffectiveness was recognized in Q1.

    To meet SFAS133 entity hedging requirements and to protect the US dollar value of margins, OCI associated with the hedges of inventory purchases are reclassified to Cost of Sales upon shipment. All values reported in OCI at August 31, 2001 will be reclassified to earnings within 12 months.

2.  SEGMENT AND GEOGRAPHIC DATA

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

  Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended August 31, 2000 Restated
Net revenues	$56,682	$62,356	$—	$119,038
Income (loss) before tax	$1,967	$6,413	$(4,272)	$4,108
Three months ended August 31, 2001
Net revenues	$39,387	$34,986	$—	$74,373
Income (loss) before tax	$2,393	$1,504	$(3,442)	$455
Assets	$75,673	$79,673	$28,763	$184,109

  Geographic information

	Three months ended
	August 31 2000	August 31 2001
	Restated
	(Dollars in thousands)
Net revenues:
United States	$29,931	$16,805
United Kingdom	17,936	9,504
Hong Kong	14,810	6,960
Singapore	14,761	8,223
Germany	11,386	11,579
France	8,523	6,194
The Netherlands	5,842	2,640
Other nations	15,849	12,468

Geographic totals	$119,038	$74,373

	May 31 2001	August 31 2001
	(Dollars in thousands)
Assets:
United States	$46,760	$38,772
United Kingdom	35,531	31,132
Singapore	25,533	24,524
Hong Kong	13,317	16,991
Germany	27,053	22,092
France	19,811	14,587
The Netherlands	18,364	16,951
Other nations	27,130	19,060

Geographic totals	$213,499	$184,109

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 141 notes, however, that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

    Upon adoption of SFAS 142, SFAS 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

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

    As of the date of adoption, the Company expects to have approximately $8,292,000 of unamortized goodwill, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill is $291,000 and $309,000 for the three months ended August 31, 2000 and 2001, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, included elsewhere in this report, and our Consolidated Financial Statements and the related Notes for our fiscal year ended May 31, 2001, which are included in Metron's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed with the SEC.

Overview

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together own 33.2% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization of entities under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment. On November 17, 2000 we acquired all of the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec were included in the Company's consolidated financial statements from December 1, 2000. Net sales and results of operations for Intec were not significant for the three months ended August 31, 2001. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia.

    We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. We recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of equipment revenue associated with estimated installation and warranty obligations, and depending on the terms of the sales contract, we sometimes defer a portion of the revenue from equipment. We recognize deferred revenue for installation and any deferred equipment revenue upon completion of the installation process, and amortize the deferred revenue for warranty over the applicable warranty periods. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

    In each of our three month periods ended August 31, 2000 and 2001, a majority of our revenue came from the sale of products from six or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 23.0% and 17.2% of total revenue for the three months ended August 31, 2000 and 2001, respectively. Revenue from the sale of products manufactured by Entegris was 28.3% and 13.1% of total revenue for the three months ended August 31, 2000 and 2001, respectively. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 21.0% and 12.2%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

    We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three periods ended August 31, 2000 and 2001:

	Three months ended
	August 31 2000	August 31 2001
	Restated
	(Dollars in thousands)
Net revenue
Europe	$56,968	$40,008
Asia	32,424	17,560
United States	29,646	16,805

Total net revenue	$119,038	$74,373

	Three months ended
	August 31 2000	August 31 2001
	Restated
	(Percentage of net revenue)
Net revenue
Europe	47.9%	53.8%
Asia	27.2	23.6
United States	24.9	22.6

Total net revenue	100.0%	100.0%

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

Results of Operations

    In late fiscal 1999 the semiconductor industry started to recover from a slowdown that began in 1996. The recovery continued through the second quarter of our fiscal 2001. However, in the third quarter of fiscal 2001, we began to experience another industry slowdown. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in the first quarter of fiscal 2002. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we currently believe that we must maintain our infrastructure, even during this periodic slowdown, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. We expect that revenues for the second quarter of fiscal 2002 will fall below the level of the first quarter of fiscal 2002.

    Our quarterly operating results have fluctuated significantly and are likely to continue to fluctuate significantly due to a number of factors including:

  •
  the timing of significant customer orders and customer spending patterns;

  •
  the timing of product shipments by our principals;

  •
  the loss of any significant customer or principal;

  •
  the timing of new product and service announcements by our principals and their competitors;

  •
  the mix of products sold and the market acceptance of our new product lines;

  •
  the efficiencies we are able to achieve in managing inventories of materials and spare parts;

  •
  the timing of expenditures intended to increase future sales of materials and equipment;

  •
  general global economic conditions or economic conditions in a particular region;

  •
  changes in pricing by us, our principals or our competitors;

  •
  changes in currency valuations relative to the U.S. dollar;

  •
  costs we may incur if we become involved in future litigation; and

  •
  other factors, many of which are beyond our control.

    The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three month periods ended August 31, 2000 and 2001.

	Three months ended
	August 31 2000	August 31 2001
	Restated
Net revenue	100.0%	100.0%
Cost of revenue	83.2	80.8

Gross margin	16.8	19.2
Selling, general, administrative, and other expenses	13.4	19.4
Other operating income, net of associated costs	—	1.8

Operating margin	3.4%	1.6%

    The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended
	August 31 2000	August 31 2001
	Restated
Net revenue (Dollars in millions)
Equipment division	$56.7	$39.4
Materials division	62.3	35.0
Net revenue
Equipment division	47.6%	53.0%
Materials division	52.4	47.0
Gross margins
Equipment division	12.4%	20.1%
Materials division	20.9	18.3

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31, 2000

Net Revenue

    Equipment division.  The equipment division's net revenue for the three months ended August 31, 2001 was $39.4 million, a decrease of $17.3 million or 30.5% from the three months ended August 31, 2000. Revenues were lower in all geographic regions due to the slowdown of the semiconductor equipment industry.

    Materials division.  The materials division's net revenue for the three months ended August 31, 2001 was $35.0 million, a decrease of $27.3 million or 43.8% from the three months ended August 31, 2000. The division recorded lower revenue in all regions, with sharp falls in Asia and the United States. Materials revenues tend to track wafer starts, the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using. Both metrics are currently weak.

Gross Margins

    Equipment division.  The equipment division's gross margin of 20.1% increased from 12.4% for the three months ended August 31, 2001 compared to the three months ended August 31, 2000. The increase in gross margin for the three months ended August 31, 2001 when compared to the same period in fiscal 2000 was due principally to the recognition in fiscal 2002 of equipment retention revenue in Asia previously deferred as required under SAB101. This revenue resulted from the completion of equipment installations during the first fiscal quarter of 2002. Service margins also improved.

    Materials division.  The gross margin of the materials division decreased 260 basis points for the three months ended August 31, 2001 compared to the three months ended August 31, 2000. The decline was due to pricing pressures, and to the fact that period costs, principally warehousing, were spread over a smaller volume.

Expenses

    Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses for the three months ended August 31, 2001 were $14.5 million, down $1.4 million or 9.1% from the $15.9 million incurred in the three months ended August 31, 2000. The decrease is due principally to a reduction in the number of employees, lower reserves for incentive plans and to lower travel expenses. Intec, acquired during our third quarter of fiscal 2001, accounted for $0.3 million of the SG&A in our first quarter of fiscal 2002. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.

    Other Operating Income, Net of Associated Costs.  On January 8, 2001 we entered into an agreement with Entegris. to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. On March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005.

    As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to us, and agreed to make cash payments totaling $1,750,000 over a 15-month period. The total gain of $8,365,000 is being recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001.

    Loss on impairment of investment.  In our fiscal first quarter of 2002, we recorded a loss of $401,000 against our equity investment in Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of specialty stainless steel tubing. Like many suppliers to the semiconductor industry, AST has been hard hit by the swiftness and severity of the downturn, and with no recovery in sight, we recognized the estimated other than temporary impairment of the value of our investment.

    Other Income (Expense).  The following table summarizes the components of other income (expense) for the periods indicated.

	Three months ended
	August 31 2000	August 31 2001
	(Dollars in thousands)
Foreign exchange loss	$(23)	$(191)
Interest income	238	170
Interest expense	(313)	(352)
Miscellaneous income	115	74

Other income (expense)	$17	$(299)

    We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended August 31, 2000 and August 31, 2001, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

    Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

    Provision for Income Taxes.  The overall tax benefit of $0.2 million for the three months ended August 31, 2001 reflects our ability to benefit our operating losses in most countries.

Liquidity and Capital Resources

    We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at August 31, 2001 was $57.2 million compared to $55.1 million at May 31, 2001. Our current ratio, current assets divided by current liabilities, was 1.6 at August 31, 2001 and 1.4 at May 31, 2001.

    Operating Activities.  In the three months ended August 31, 2000 we used cash totaling $4.3 million in our operating activities. Our net income and the $3.5 million net total of non-cash income statement items totaled $4.4 million which was more than offset by the net decrease of $8.7 million in assets and liabilities. In the three months ended August 31, 2001 we used cash totaling $0.5 million in our operating activities. Our net income plus non-cash income statement items totaled $2.4 million which was more than offset by the net increase of $2.9 million in assets and liabilities.

    Investing Activities.  Our capital expenditures for property, plant and equipment totaled $4.0 million for the first three months of fiscal 2001, and $1.6 million for the same period in fiscal 2002. Approximately $2.9 million of our capital expenditures in fiscal 2001 was for our new parts cleaning facility in Singapore, and we invested $0.3 million in our new operations management information system. In fiscal 2002 we invested $0.8 million in our new operations management information system. We expect that our capital expenditures in fiscal 2002 will total about $7.0 million, of which $4.0 million relates to the establishment of our parts cleaning facility in The Netherlands, and

$2.6 million pertains to the initial phase of our new operations management information system. We estimate the costs of the new management information system could total $8.0 to $10.0 million over a 24 to 30 month period. In August 2000, we invested $1.0 million for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used in semiconductor fabrication manufacturing facilities.

    Financing Activities.  During the three-month period ended August 31, 2000, we satisfied our funding requirements from the sale of our short-term investments and from internally generated funds and our various borrowing facilities, while in same period of fiscal 2002 we repaid $4.5 million on these facilities. In addition, in our first fiscal quarters of 2001 and 2002, we received $0.7 and $0.2 million, respectively, from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees.

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

    The following table summarizes our material borrowing facilities as of August 31, 2001:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$15,000	$9,672	$5,328	7.08%
HSBC	4,000	—	4,000	6.50%
Deutsche Bank	3,747	2,179	1,568	7.75%
Royal Bank of Scotland	2,793	619	2,174	7.72%
Ing Bank	2,083	2,075	8	5.25%
All Others	3,442	1,421	2,021	4.5 to 7.75%

Total	$31,065	$15,966	$15,099

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

Market Risk

    At August 31, 2001 we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars in thousands)
Euro	10,004	480.90		$190	December 2001
Israeli Shekel	5,185	—	4.24	71	June 2002
Japanese Yen	3,596	110	115.72	(47)	April 2002
Singapore Dollar	4,312	2,811	1.76	(70)	September 2001

				$144

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

    On January 8, 2001 we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were $22,034,000 and $2,526,000 for the three months ended August 31, 2000 and 2001, respectively.

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

    While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, and in France in July 2001, and in Italy in October 2001. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $8.0 to $10.0 million and that the system will be implemented over the next 24 to 36 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

    As of May 31, 2001, FSI owned 21.0%, and Entegris owned 12.2% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the five seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.
Date: October 12, 2001	/s/ PETER V. LEIGH Peter V. Leigh Vice President, Finance Signing on behalf of the registrant and as principal accounting officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
RISK FACTORS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE