Form 10-Q
period 2001-11-30
METRON TECHNOLOGY N V
filed 2002-01-14
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to

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
Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2001
Common shares, par value NLG 0.96 per share	12,864,307

METRON TECHNOLOGY N.V.

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Loss)—(Unaudited) for the Three and Six Months Ended November 30, 2000 and November 30, 2001	3
	Condensed Consolidated Statements of Comprehensive Income (Loss)—(Unaudited) for the Three and Six Months Ended November 30, 2000 and November 30, 2001	4
	Condensed Consolidated Balance Sheets (Unaudited) as of May 31, 2001 and November 30, 2001	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended November 30, 2000 and November 30, 2001	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Part II.	Other Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	32
Signature		33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(Dollars in thousands except per share)

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
Net revenue	$139,492	$55,165	$258,529	$129,538
Cost of revenue	115,051	44,938	214,033	105,050

Gross profit	24,441	10,227	44,496	24,488
Selling, general, administrative, and other expenses	17,567	12,434	33,461	26,884
Restructuring costs	—	651	—	651
Other operating income, net of associated costs	—	1,354	—	2,708

Operating income (loss)	6,874	(1,504)	11,035	(339)
Equity in net loss of joint ventures	(95)	(35)	(164)	(45)
Loss from impairment of investment	—	—	—	(401)
Other expense, net	(138)	(192)	(122)	(490)

Income (loss) before income taxes	6,641	(1,731)	10,749	(1,275)
Provision (benefit) for income taxes	2,842	(181)	4,600	(427)

Income (loss) before cumulative effect of change in accounting principle	3,799	(1,550)	6,149	(848)
Cumulative effect of change in accounting principle	—	—	1,465	—

Net income (loss)	$3,799	$(1,550)	$4,684	$(848)

Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.28	$(0.12)	$0.46	$(0.07)
Cumulative effect of change in accounting principle	—	—	(0.11)	—

Basic earnings (loss) per common share	$0.28	$(0.12)	$0.35	$(0.07)

Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.27	$(0.12)	$0.44	$(0.07)
Cumulative effect of change in accounting principle	—	—	(0.11)	—

Diluted earnings (loss) per common share	$0.27	$(0.12)	$0.33	$(0.07)

Weighted average number of shares
Basic	13,334	12,841	13,306	12,835
Diluted	13,980	12,841	14,052	12,835

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
Net income (loss)	$3,799	$(1,550)	$4,684	$(848)
Other comprehensive income (loss)
Foreign currency translation	(1,558)	(1,050)	(2,162)	330
Loss from foreign currency forward contracts	—	(99)	—	(75)

Comprehensive income (loss)	$2,241	$(2,699)	$2,522	$(593)

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	May 31 2001	November 30 2001
ASSETS
Cash and cash equivalents	$27,769	$24,622
Accounts receivable	88,833	50,221
Amounts due from affiliates	—	866
Inventories, net	56,822	47,569
Prepaid expenses and other current assets	11,798	12,709

Total current assets	185,222	135,987
Property, plant, and equipment, net	16,057	18,865
Intangible assets, net	9,606	8,949
Long term investments	1,653	1,207
Other assets	961	949

Total Assets	$213,499	$165,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$34,490	$17,329
Amounts due affiliates	28,913	13,449
Accrued wages and employee-related expenses	9,788	6,454
Deferred revenue for installation and warranty	15,511	12,377
Deferred income	6,770	4,062
Short term borrowings and current portion of long-term debt	19,507	16,133
Amounts payable to shareholders	177	177
Other current liabilities	14,951	12,609

Total current liabilities	130,107	82,590
Long-term debt, excluding current portion	979	837
Deferred credits and other long-term liabilities	2,270	2,630

Total liabilities	133,356	86,057

Commitments	—	—
Shareholders' Equity:
Preferred shares, par value	—	—
Common shares and additional paid-in capital	38,714	39,064
Retained earnings	49,448	48,600
Cumulative other comprehensive loss	(7,427)	(7,172)
Treasury shares	(592)	(592)

Total shareholders' equity	80,143	79,900

Total Liabilities and Shareholders' Equity	$213,499	$165,957

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended
	November 30 2000	November 30 2001
	Restated
Cash flows from operating activities:
Net income (loss)	$4,684	$(848)
Adjustments to reconcile net income (loss) for items currently not affecting operating cash flows:
Cumulative effect of change in accounting principle	1,465	—
Depreciation and amortization	2,321	2,385
Provisions for inventory valuation and doubtful accounts	2,067	(239)
Deferred income taxes	291	(301)
Equity in net loss of joint venture	164	45
Loss on impairment of investment	—	401
Gain on disposition of assets	(9)	12
Changes in assets and liabilities:
Accounts receivable	(23,853)	38,942
Amounts due from affiliates	—	(866)
Inventories	(9,333)	9,224
Prepaid expenses and other current assets	(780)	(212)
Accounts payable	15,243	(17,161)
Amounts due affiliates	6,337	(15,464)
Accrued wages and employee-related expenses	470	(3,334)
Deferred revenue for installation and warranty	6,759	(3,134)
Deferred income	—	(2,708)
Other current liabilities	1,932	(2,342)

Net cash flows from operating activities	7,758	4,400

Cash flows (used for) investing activities:
Sales of short-term investments	3,249	—
Additions to property, plant, and equipment	(6,227)	(4,651)
Proceeds from the sale of property, plant, and equipment	29	57
Equity investment in joint venture	(1,000)	—
Other assets	(237)	21
Other long-term liabilities	(99)	(31)

Net cash flows (used for) investing activities	(4,285)	(4,604)

Cash flows from (used for) financing activities:
Payments on short-term borrowings	(410)	(3,388)
Proceeds from issuance of long-term debt	372	174
Principal payments on long-term debt	(170)	(238)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	774	350

Net cash flows from (used for) financing activities	504	(3,164)

Effect of exchange rate changes on cash and cash equivalents	(1,562)	221

Net change in cash and cash equivalents	2,415	(3,147)
Beginning cash and cash equivalents	22,911	27,769

Ending cash and cash equivalents	$25,326	$24,622

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Information

    The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Condensed consolidated statements of income (loss), comprehensive income (loss), and cash flows have been restated for the three and six months ended November 30, 2000 as a result of the retroactive application of the SEC's Staff Accounting Bulletin No. 101("SAB101"), Revenue Recognition in Financial Statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2001 included in the Company's Annual Report on Form 10-K as filed with the SEC.

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

    A reconciliation of the shares used in the computation follows:

	Three months Ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	(Shares in thousands)
Shares used for basic earnings per common share	13,334	12,841	13,306	12,835
Potential common shares having a dilutive effect	646	—	746	—

Shares used for diluted earnings per common share	13,980	12,841	14,052	12,835

    Options to purchase 489,772 and 368,804 common shares of the Company were excluded from the calculation of diluted earnings per share for the three and six-month periods ended November 30, 2000, respectively, because their effect was anti-dilutive. For both of these periods, these anti-dilutive securities have a weighted-average exercise price of $14.85.

    Options to purchase 2,794,213 common shares of the Company were excluded from the calculation of diluted earnings per share for both the three and six-month periods ended November 30, 2001, because their effect was anti-dilutive. For both of these periods, these anti-dilutive securities have a weighted- average exercise price of $8.43. Excluded potential common shares could dilute earnings per share in the future.

  Revenue Recognition

    The Company's revenues consist primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101, which was adopted by the Company as of June 1, 2000. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain cases, and depending on the precise payment terms and conditions of the transaction, a portion of this residual amount is also deferred. Installation revenue and deferred equipment revenue, if any, is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

    At June 1, 2000, $1,465,000 net of $259,000 applicable taxes of previously recognized revenue from transactions without a defined payment date was deferred. This amount has been recorded as the cumulative effect of a change in accounting principle. Revenue of $226,000 and $1,189,000 that was deferred as part of the cumulative effect was recognized in the three and six months ended November 30, 2000.

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

    Foreign Exchange Exposure Management—The Company generally acquires and sells product internationally in US dollars. Occasional purchases are made in foreign currency and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS133, hedges of anticipated transactions that are designated and documented at inception as Cash Flow Hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying (transaction) are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing are recognized immediately in Other Income and Expense. An immaterial amount of time value and no ineffectiveness was recognized in the three and six months ended November 30, 2001.

    To meet SFAS133 entity hedging requirements and to protect the US dollar value of margins, OCI associated with the hedges of inventory purchases are reclassified to Cost of Sales upon shipment. All values reported in OCI at November 30, 2001 will be reclassified to earnings within 12 months.

2.  LONG-TERM DEBT COVENANT

    One of the Company's United Kingdom subsidiaries has a building mortgage with the Royal Bank of Scotland that contains a covenant to maintain a specified interest coverage ratio. This covenant was not met at November 30, 2001, but a waiver was obtained from the bank.

3   RESTRUCTURING COSTS

    Restructuring costs of $651,000 incurred during our second quarter of fiscal 2002 represent termination costs for 56 employees of which 50 employees were terminated by November 30, 2001. The equipment division reduced its headcount by 27 employees, while the materials division terminated 17 employees, and 12 employees were part of finance and administration. The liability remaining for the restructuring costs at November 30, 2001 of $265,000 is expected to be paid by our fiscal year end.

4.  SEGMENT AND GEOGRAPHIC DATA

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

Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended November 30, 2000, restated
Net revenue	$72,460	$67,032	$—	$139,492
Income (loss) before income taxes	$4,843	$6,726	$(4,928)	$6,641
Three months ended November 30, 2001
Net revenue	$27,318	$27,847	$—	$55,165
Income (loss) before income taxes	$18	$503	$(2,252)	$(1,731)
Six months ended November 30, 2000, restated
Net revenue	$129,141	$129,388	$—	$258,529
Income (loss) before income taxes	$6,417	$13,415	$(9,083)	$10,749
Six months ended November 30, 2001
Net revenue	$66,705	$62,833	$—	$129,538
Income (loss) before income taxes	$3,152	$1,578	$(6,005)	$(1,275)
Assets	$80,054	$65,453	$20,450	$165,957

Geographic information

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
	(Dollars in thousands)
Net revenue:
United States	$31,452	$14,888	$61,098	$31,693
United Kingdom	11,528	8,192	29,464	17,696
Germany	21,196	8,155	32,581	19,734
Israel	11,191	6,359	18,192	13,671
Singapore	16,423	5,398	31,714	13,621
France	13,112	3,998	21,635	10,192
Hong Kong	13,942	1,915	29,627	8,875
The Netherlands	9,125	1,438	14,967	4,078
Other nations	11,523	4,822	19,251	9,978

Geographic totals	$139,492	$55,165	$258,529	$129,538

	May 31 2001	November 30 2001
	(Dollars in thousands)
Assets:
United States	$46,760	$36,510
United Kingdom	35,531	31,779
Germany	27,053	18,638
Singapore	25,533	17,244
The Netherlands	18,364	17,204
France	19,811	11,074
Hong Kong	13,317	8,480
Other nations	27,130	25,028

Geographic totals	$213,499	$165,957

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    Upon adoption of SFAS 142, SFAS 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

    As of the date of adoption, the Company expects to have approximately $8,292,000 of unamortized goodwill, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill is $285,000, $348,000, $577,000 and $657,000 for the three months and six ended November 30, 2000 and 2001, respectively.

    Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets.

Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 are not expected to have a significant impact on the Company's financial position or operating results.

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

Overview

    Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together own 33.1% of our shares, and certain of our current and former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization of entities under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment. On November 17, 2000 we acquired all of the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec were included in the Company's consolidated financial statements from December 1, 2000. Net sales and results of operations for Intec were not significant for the three and six months ended November 30, 2001. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia.

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

    In each of our three and six-month periods ended November 30, 2000 and 2001, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. Revenue from the sale of products manufactured by FSI was 27.9% and 12.6% of total revenue for the three months ended November 30, 2000 and 2001, respectively, and 25.7% and 15.2% of total revenues for the six months ended November 30, 2000 and 2001, respectively. Revenue from the sale of products manufactured by Entegris was 25.7% and 10.1% of total revenue for the three months ended November 30, 2000 and 2001, and 26.9% and 11.8% of total revenues for the six months ended November 30, 2000 and 2001, respectively. In addition to representing our two largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 20.9% and 12.2%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

    We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and six-month periods ended November 30, 2000 and November 30, 2001:

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
	(Dollars in thousands)
Net revenue
Europe	$74,722	$31,957	$131,689	$71,965
Asia	33,318	8,320	65,742	25,880
United States	31,452	14,888	61,098	31,693

Total net revenue	$139,492	$55,165	$258,529	$129,538

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
	(Percentage of net revenue)
Net revenue
Europe	53.6%	57.9%	51.0%	55.6%
Asia	23.9	15.1	25.4	20.0
United States	22.5	27.0	23.6	24.4

Total net revenue	100.0%	100.0%	100.0%	100.0%

    We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, we added new revenue categories: refurbished equipment sales and revenue from the cleaning of shields used in the manufacturing of semiconductors. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions for which the products are generally shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders and the timing of product shipments by the equipment manufacturer.

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

Results of Operations

    In late fiscal 1999 the semiconductor industry started to recover from a slowdown that began in 1996. The recovery continued through the second quarter of fiscal 2001. However, in the third quarter of fiscal 2001, we began to experience another industry slowdown. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the reductions in our revenue in the first and second quarters of fiscal 2002. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we currently believe that we must maintain our infrastructure, even during this periodic slowdown, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. We expect that revenues for the third quarter of fiscal 2002 will fall slightly below the level of the second quarter of fiscal 2002.

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

The following tables present certain consolidated statements of operations data as a percentage of net revenue for the three and six-month periods ended November 30, 2000 and November 30, 2001.

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	82.5	81.5	82.8	81.1

Gross margin	17.5	18.5	17.2	18.9
Selling, general, administrative, and other expenses	12.6	22.5	12.9	20.8
Restructuring costs	—	1.2	—	0.5
Other operating income, net of associated costs	—	2.5	—	2.1

Operating margin	4.9%	(2.7)%	4.3%	(0.3)%

    The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended November 30,		Six months ended November 30,
	2000	2001	2000	2001
	Restated		Restated
	(Dollars in millions)
Net revenue
Equipment division	$72.5	$27.3	$129.1	$66.7
Materials division	67.0	27.8	129.4	62.8
Net revenue
Equipment division	51.9%	49.5%	50.0%	51.5%
Materials division	48.1	50.5	50.0	48.5
Gross margins
Equipment division	15.2%	17.1%	14.0%	18.8%
Materials division	20.1	20.0	20.5	19.1

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Net Revenue

    Equipment division.  The equipment division's net revenue for the three months ended November 30, 2001 was $27.3 million, a decrease of $45.2 million or 62.3% from the three months ended November 30, 2000. Revenues were lower in all geographic regions due to continued weakness in the semiconductor industry.

    Materials division.  The materials division's net revenue for the three months ended November 30, 2001 was $27.8 million, a decrease of $39.2 million or 58.5% from the three months ended November 30, 2000. Of the $39.2 million in reduced revenues, $21.5 million represents revenue lost from products no longer sold as the result of the modification of the Entegris distribution agreement effective in the fourth quarter of fiscal 2001. The division recorded lower revenue in all regions, with sharp falls in Asia and the United States. Materials revenues tend to track wafer starts, the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using. Both metrics are currently weak.

Gross Margins

    Equipment division.  The equipment division's gross margin of 17.1% increased 190 basis points (a basis point is 1/100 of 1%) for the three months ended November 30, 2001 compared to the three months ended November 30, 2000. The increase in gross margin for the three months ended November 30, 2001 compared to the three months ended November 30, 2000 was due to improved margins on service partially offset by reductions in margins on equipment and spare parts. In addition, equipment commissions as a percent of equipment revenue were relatively higher in the three months ended November 30, 2001, and thus contributed to the improved equipment division margin.

    Materials division.  The gross margin of the materials division decreased 10 basis points to 20.0% for the three months ended November 30, 2001 compared to the three months ended November 30, 2000. For the three-months ended November 30, 2001, 160 basis points of the margin was due to the gain from returning Entegris inventory related to the modification of the Entegris distribution agreement.

    Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses for the three months ended November 30, 2001 were $12.4 million, down $5.2 million or 29.2% from the $17.6 million incurred in the three months ended November 30, 2000. The decrease is due principally to a reduction in the number of employees, lower reserves for incentive plans and to lower travel expenses. Intec, acquired during our third quarter of fiscal 2001, accounted for $0.3 million of the SG&A in our second quarter of fiscal 2002. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 58% of SG&A expenses consist of salaries and other employment-related costs.

    Restructuring Costs.  Restructuring costs of $651,000 incurred during the second quarter of fiscal 2002 represent termination costs for 56 employees of whom 50 employees were terminated by November 30, 2001. The equipment division reduced its headcount by 27 employees, while the materials division terminated 17 employees, and 12 employees were part of finance and administration. The liability remaining for the restructuring costs at November 30, 2001 of $265,000 is expected to be paid by our fiscal year end.

Six Months Ended November 30, 2001 Compared to Six Months Ended November 30, 2000

Net Revenue

    Equipment division.  The equipment division's net revenue in the six months ended November 30, 2001 was $66.7 million, down $62.4 million or 48.3% from the six months ended November 30, 2000. The net revenue decreased in all geographic regions with the largest reductions in Europe and Asia.

    Materials division.  The materials division's net revenue in the six months ended November 30, 2001 was $62.8 million, down $66.6 million or 51.4% from the six months ended November 30, 2000. Of the $66.6 million in reduced revenues, $41.1 million pertains to revenue lost from products no longer sold as the result of the modification of the Entegris distribution agreement effective in the fourth quarter of fiscal 2001. Materials revenue was lower in all geographic areas. Materials' revenue declined sharply in Asia and the United States.

Gross Margins

    Equipment division.  The equipment division's gross margin increased to 18.8% from 14.0% for the six months ended November 30, 2001 when compared to the six months ended November 30, 2000. The increase in gross margin in fiscal 2000 was due principally to higher equipment margins, positive service margins and a higher proportion of equipment commissions. The improvements were partially offset by a decline in spare parts and parts cleaning margins.

    Materials division.  The gross margin of the materials division decreased 140 basis points to 19.1% for the six months ended November 30, 2001 compared to the six months ended November 30, 2000. While margins improved in Asia, the overall decline was caused by a product mix related decrease in the United States. For the six-months ended November 30, 2001, 70 basis points of the margin was due to the gain from returning Entegris inventory related to the modification of the Entegris distribution agreement.

    Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses for the six months ended November 30, 2001 were $26.9 million, down $6.6 million or 19.7% from the $33.5 million incurred for the six months ended November 30, 2000. The decrease is due principally to a reduction in the number of employees, lower reserves for incentive plans and to lower travel expenses. Intec, acquired during our third quarter of fiscal 2001, accounted for $0.5 million of the SG&A in our first and second quarter of fiscal 2002. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 60% of SG&A expenses consist of salaries and other employment-related costs.

    Restructuring costs.  Restructuring costs of $651,000 incurred during the second quarter of fiscal 2002 represent termination costs for 56 employees of whom 50 employees were terminated by November 30, 2001. The equipment division reduced its headcount by 27 employees, while the materials division terminated 17 employees, and 12 employees were part of finance and administration. The liability remaining for the restructuring costs at November 30, 2001 of $265,000 is expected to be paid by our fiscal year end.

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

    Loss on impairment of investment.  In our fiscal first quarter of 2002, we recorded a loss of $401,000 against our equity investment in Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of specialty stainless steel tubing. Like many suppliers to the semiconductor industry, AST has been hard hit by the swiftness and severity of the downturn, and with no recovery in sight, we recognized the estimated other than temporary impairment in the value of our investment.

    Other Income (Expense), Net.  The following table summarizes the components of other income (expense) for the periods indicated.

	Three months Ended November 30,		Six months Ended November 30,
	2000	2001	2000	2001
	(Dollars in thousands)
Foreign exchange gain (loss)	$(41)	$21	$(64)	$(170)
Interest income	208	100	446	270
Interest expense	(327)	(336)	(640)	(688)
Miscellaneous income	22	23	136	98

Other income (expense), net	$(138)	$(192)	$(122)	$(490)

    We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the six-month periods ended November 30, 2000 and 2001, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

    Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support our working capital requirements.

    Provision for Income Taxes.  The overall tax benefit of $0.2 million and $0.4 million for the three and six months ended November 30, 2001 reflected our ability to benefit our operating losses in most countries.

Liquidity and Capital Resources

    We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at November 30, 2001 was $53.4 million, slightly lower than our working capital at May 31, 2001 of $55.1 million. Our current ratio, current assets divided by current liabilities, was 1.4 at May 31, 2001 and 1.6 at November 30, 2001.

    Operating Activities.  In the six months ended November 30, 2000, we generated cash totaling $7.8 million from our operating activities. Our net income $4.7 million, and the net total of non-cash income statement items totaled $11.0 million, which more than offset the net decrease of $3.2 million in assets and liabilities. In the six months ended November 30, 2001 we generated cash totaling $4.4 million from our operating activities. Our net loss plus non-cash income statement items totaled $1.5 million, while the net increase in assets and liabilities was $2.9 million.

    Investing Activities.  Our capital expenditures for property, plant and equipment totaled $6.2 million for the first six months of fiscal 2000, and $4.7 million for the same period in fiscal 2001. Approximately $3.6 million of our capital expenditures in fiscal 2000 were for our new parts cleaning facility in Singapore, we received $3.2 million from the sale of our short-term investments, and we invested $0.6 million in our new operations management information system. In August 2000, we invested $1.0 million for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used in semiconductor fabrication manufacturing facilities.

    In fiscal 2001, we invested $2.3 million in our new operations management information system, and approximately $0.8 million in a new parts cleaning facility in The Netherlands. We expect that our capital expenditures in fiscal 2002 will total about $7.0 million, of which $4.0 million relates to the establishment of our parts cleaning facility in The Netherlands, and $2.6 million pertains to the initial phase of our new operations management information system. We estimate the costs of the new management information system could total $8.0 to $10.0 million over a 24 to 30 month period.

    Financing Activities.  During the six-month period ended November 30, 2000, we satisfied our funding requirements from internally generated funds and our various borrowing facilities. In addition, we received $0.8 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees. For the six-month period ended November 30, 2001, we paid down $3.4 million of the amounts we had borrowed on our credit facilities, and we received $0.4 million from stock purchases through our employee stock purchase plan. At November 30, 2001, one of our United Kingdom subsidiaries was in violation of a covenant to maintain a specified interest coverage ratio on our building mortgage, for which we obtained a waiver from the bank.

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

    The following table summarizes our material borrowing facilities as of November 30, 2001:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$10,000	$7,804	$2,196	5.5%
HSBC	4,000	102	3,898	5.25%
Deutsche Bank	3,683	3,391	292	5.25%
Royal Bank of Scotland	2,707	2,155	552	5.5%
All Others	5,257	3,518	1,739	5.0 to 8.0%

Total	$25,647	$16,970	$8,677

Effect of Currency Exchange Rate and Exchange Rate Risk Management

    A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While many of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

    In addition, the transition period from legacy currencies to the Euro currently expired January 1, 2002. One of the goals of our project to install a new management information system is to accommodate the eventual elimination of the legacy currencies.

Market Risk

    At November 30, 2001 we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
(Dollars in thousands)
Euro	7,277	409.90		$7	March 2002
Israeli Shekel	—	3,706	4.24	68	June 2002
Japanese Yen	2,775	—	119.67	(158)	April 2002
Singapore Dollar	1,038	—	1.83	(1)	December 2001

				$(84)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Part I, Item 2 of this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Not applicable.

(d)
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual general meeting of shareholders on October 30, 2001. The following actions were voted upon at such meeting:

		Affirmative Votes	Negative Votes	Withheld Votes	Abstentions	Broker Non-Votes
1.	Election of five supervisory directors to hold office until 2002:
	Robert R. Anderson	11,696,522	—	20,188	—	—
	James E. Dauwalter	11,696,522	—	20,188	—	—
	Joel A. Elftmann	11,696,522	—	20,188	—	—
	Bruce M. Jaffe	11,696,522	—	20,188	—	—
	Sho Nakanuma	11,696,222	—	20,488	—	—
2.	Approval of an increase in the number of shares authorized for issuance under the Company's Amended and Restated Employee Stock Option Plan, as amended, by 1,000,000	6,761,286	1,906,788	—	7,288	3,041,348
3.	Adoption of the Company's Annual Accounts for the fiscal year ended May 31, 2001	11,654,237	5,085	—	57,388	—
4.	Ratification of the selection of: a) PricewaterhouseCoopers Nederland N.V. as statutory auditors of the annual accounts, b) PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending May 31, 2002	11,704,837	5,085	—	6,788	—
5.	Authorization of the preparation of the Company's Annual Reports for the fiscal year ended May 31, 2001 in the English language	11,709,822	800	—	6,088	—

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

    On January 8, 2001 we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenues from products for the Microelectronics Group were $22,039,000 and $44,074,000 for the three and six months ended November 30, 2000, respectively, and $456,000, and $2,981,000 for the three and six months ended November 30,2001, respectively.

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

    The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The downturn in the semiconductor industry from mid-1996 until the end of 1998 had a material adverse effect on our operating results. In February 2001 we started to experience a downturn in new orders, as well as delays in shipment for existing orders. The continuation of the downturn for any extended period, or an increase in the number of shipment delays, would have a materially adverse effect on our operating results.

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

    While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, and in France in July 2001, and in Italy in October 2001. We expect the United Kingdom and Ireland to finish the implementation of the new system in February 2002. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $8.0 to $10.0 million and that the system will be implemented over the next 24 to 36 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

    As of November 30, 2001, FSI owned 20.9%, and Entegris owned 12.2% of our outstanding shares. By virtue of their share ownership and the fact that each holds one of the five seats on our supervisory board, FSI and Entegris can exercise significant voting and management control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder or supervisory board approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

(b)
Reports on Form 8-K

    The Company filed a report on Form 8-K on September 14, 2001, reporting a change in registrant's certifying accountant.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.
Date:	January 14, 2002	/s/ PETER V. LEIGH Peter V. Leigh Vice President, Finance Signing on behalf of the registrant and as principal accounting officer

QuickLinks

METRON TECHNOLOGY N.V.
INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited) (Dollars in thousands except per share)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (Dollars in thousands)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE