Form 10-Q
period 2002-02-28
METRON TECHNOLOGY N V
filed 2002-04-15
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2002
Common shares, par value NLG 0.96 per share	12,892,919

METRON TECHNOLOGY N.V.

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the Three and Nine Months Ended February 28, 2001 and February 28, 2002	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended February 28, 2001 and February 28, 2002	4
	Condensed Consolidated Balance Sheets (Unaudited) as of May 31, 2001 and February 28, 2002	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended February 28, 2001 and February 28, 2002	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Part II.	Other Information
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	34
Signature		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands except per share)

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
	Restated		Restated
Net revenue	$138,133	$46,733	$396,663	$176,271
Cost of revenue	113,309	36,931	327,342	141,981

Gross profit	24,824	9,802	69,321	34,290
Selling, general, administrative, and other expenses	16,896	12,446	50,358	39,330
Restructuring costs	—	432	—	1,083
Other operating income, net of associated costs	91	1,354	91	4,062

Operating income (loss)	8,019	(1,722)	19,054	(2,061)
Equity in net loss of joint ventures	(7)	(38)	(171)	(83)
Loss from impairment of investment	—	—	—	(401)
Other income (expense), net	(494)	30	(616)	(460)

Income (loss) before income taxes	7,518	(1,730)	18,267	(3,005)
Provision (benefit) for income taxes	3,216	(802)	7,816	(1,229)

Income (loss) before cumulative effect of change in accounting principle	4,302	(928)	10,451	(1,776)
Cumulative effect of change in accounting principle	—	—	1,465	—

Net income (loss)	$4,302	$(928)	$8,986	$(1,776)

Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.32	$(0.07)	$0.78	$(0.14)
Cumulative effect of change in accounting principle	—	—	(0.11)	—

Basic earnings (loss) per common share	$0.32	$(0.07)	$0.67	$(0.14)

Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.31	$(0.07)	$0.75	$(0.14)
Cumulative effect of change in accounting principle	—	—	(0.11)	—

Diluted earnings (loss) per common share	$0.31	$(0.07)	$0.64	$(0.14)

Weighted average number of shares
Basic	13,665	12,867	13,426	12,846
Diluted	14,013	12,867	14,039	12,846

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended February 28,		Nine months ended February 28,
	2001	2002	2001	2002
	Restated		Restated
Net income (loss)	$4,302	$(928)	$8,986	$(1,776)
Other comprehensive income (loss)
Foreign currency translation	1,536	(627)	(626)	(297)
Unrealized loss from foreign currency forward contracts	—	(188)	—	(263)

Comprehensive income (loss)	$5,838	$(1,743)	$8,360	$(2,336)

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	May 31 2001	February 28 2002
ASSETS
Cash and cash equivalents	$27,769	$23,066
Accounts receivable	88,833	39,294
Amounts due from affiliates	—	409
Inventories, net	56,822	43,448
Prepaid expenses and other current assets	11,798	13,201

Total current assets	185,222	119,418
Property, plant, and equipment, net	16,057	21,056
Intangible assets, net	9,606	8,620
Long term investments	1,653	1,156
Other assets	961	1,314

Total Assets	$213,499	$151,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$34,490	$16,234
Amounts due affiliates	28,913	9,435
Accrued wages and employee-related expenses	9,788	4,831
Deferred revenue for installation and warranty	15,511	11,151
Deferred income	6,770	2,708
Short-term borrowings and current portion of long-term debt	19,507	15,463
Amounts payable to shareholders	177	177
Other current liabilities	14,951	10,185

Total current liabilities	130,107	70,184
Long-term debt, excluding current portion	979	777
Deferred credits and other long-term liabilities	2,270	2,424

Total liabilities	133,356	73,385

Commitments	—	—
Shareholders' Equity:
Preferred shares, par value	—	—
Common shares and additional paid-in capital	38,714	39,087
Retained earnings	49,448	47,672
Cumulative other comprehensive loss	(7,427)	(7,988)
Treasury shares	(592)	(592)

Total shareholders' equity	80,143	78,179

Total Liabilities and Shareholders' Equity	$213,499	$151,564

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended
	February 28 2001	February 28 2002
	Restated
Cash flows from operating activities:
Net income (loss)	$8,986	$(1,776)
Adjustments to reconcile net income (loss) for items currently not affecting operating cash flows:
Cumulative effect of change in accounting principle	1,465	—
Depreciation and amortization	3,600	3,620
Provision for doubtful accounts	1,341	(443)
Provision for inventory valuation	2,751	(368)
Deferred income taxes	(1,260)	(486)
Equity in net loss of joint venture	171	83
Loss from impairment of investment	—	401
Gain (loss) on disposition of assets	(7)	14
Changes in assets and liabilities:
Accounts receivable	(25,662)	49,979
Amounts due from affiliates	—	(409)
Inventories	(17,515)	13,701
Prepaid expenses and other current assets	(1,454)	(492)
Accounts payable	8,431	(18,256)
Amounts due affiliates	3,197	(19,478)
Accrued wages and employee-related expenses	1,116	(4,957)
Deferred revenue for installation and warranty	7,919	(4,360)
Deferred income	1,659	(4,062)
Other current liabilities	5,215	(4,766)

Net cash flows from (used for) operating activities	(47)	7,945

Cash flows from (used for) investing activities:
Sales of short-term investments	3,249	—
Additions to property, plant, and equipment	(7,815)	(7,964)
Proceeds from the sale of property, plant, and equipment	37	118
Equity investment in joint venture	(1,000)	—
Other assets	(363)	(302)
Other long-term liabilities	(3)	(305)

Net cash flows (used for) investing activities	(5,895)	(8,453)

Cash flows from (used for) financing activities:
Increase (payments) on short-term borrowings	2,660	(4,061)
Proceeds from issuance of long-term debt	372	191
Principal payments on long-term debt	(218)	(303)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	2,430	373

Net cash flows from (used for) financing activities	5,182	(3,862)

Effect of exchange rate changes on cash and cash equivalents	(362)	(333)

Net change in cash and cash equivalents	(1,122)	(4,703)
Beginning cash and cash equivalents	22,911	27,769

Ending cash and cash equivalents	$21,789	$23,066

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Information

        The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows have been restated for the three and nine months ended February 28, 2001 as a result of the retroactive application of the SEC's Staff Accounting Bulletin No. 101("SAB101"), Revenue Recognition in Financial Statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2001 included in the Company's Annual Report on Form 10-K, as filed with the SEC.

  Earnings Per Share

        Basic earnings per common share are based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented, the reported net income (loss) was used in the computation of basic and diluted earnings per common share.

        A reconciliation of the shares used in the computation follows:

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	(Shares in thousands)
Shares used for basic earnings per common share	13,665	12,867	13,426	12,846
Potential common shares having a dilutive effect	348	—	613	—

Shares used for diluted earnings per common share	14,013	12,867	14,039	12,846

        Options to purchase 1,594,975 and 547,267 common shares of the Company were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended February 28, 2001, respectively, because their effect was anti-dilutive. For the three and nine-month periods ended February 28, 2001, these anti-dilutive securities had a weighted-average exercise price of $10.61 and $13.97, respectively.

        Options to purchase 3,575,963 common shares of the Company were excluded from the calculation of diluted earnings per share for both the three and nine-month periods ended February 28, 2002 because their effect was anti-dilutive. For both of these periods, these anti-dilutive securities have a weighted-average exercise price of $8.08. Excluded potential common shares could dilute earnings per share in the future.

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

        At June 1, 2000, $1,465,000, net of $259,000 applicable taxes (totaling $1,724,000), of previously recognized revenue from transactions without a defined payment date was deferred. This amount has been recorded as the cumulative effect of a change in accounting principle. Revenue of $340,000 and $1,529,000 that was deferred as part of the cumulative effect was recognized in the three and nine months ended February 28, 2001.

  Provision for Doubtful Accounts, Net

        The net provision for doubtful accounts included in selling, general administrative and other expenses was $722,000 and $7,000 for the three month periods ending February 28, 2001 and 2002, respectively. For the nine month periods ending February 28, 2001 and 2002, the net provision/(recovery) for doubtful accounts was $1,247,000 and $(443,000), respectively.

  Foreign Currency Hedging

        On June 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded an immaterial cumulative transition adjustment to earnings reflecting the difference between the fair value amortization of forward contract time value, rather than the straight line amortization under SFAS 52. The immaterial cumulative transition adjustment to Other Comprehensive Income of $41,000 reflects the fair value of forward contracts hedging inventory purchases that were previously held off the balance sheet. All other derivatives were reflected on the balance sheet on May 31, 2001.

        Foreign Exchange Exposure Management—The Company generally acquires and sells products internationally in U.S. dollars. Occasional purchases are made in foreign currency, and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS 133, hedges of anticipated transactions that are designated and documented at inception as Cash Flow Hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying (transaction) are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing, are recognized immediately in Other Income and Expense. An immaterial amount of time value and no ineffectiveness were recognized in the three and nine months ended February 28, 2002.

        To meet SFAS 133 entity hedging requirements and to protect the U.S. dollar value of margins, OCI associated with the hedges of inventory purchases is reclassified to Cost of Sales upon shipment. All values reported in OCI at February 28, 2002 will be reclassified to earnings within 12 months.

2. CREDIT FACILITIES COVENANTS

        At February 28, 2002, we were in violation of covenants to maintain a specified interest coverage ratio on our building mortgage and on two other credit facilities. We have obtained waivers from the banks for the period ended February 28, 2002.

3. RESTRUCTURING COSTS

        Restructuring costs of $1,083,000 incurred for the nine-month period of fiscal 2002 comprise termination costs of $651,000 and abandonment of a lease amounting to $432,000. During the second quarter of fiscal 2002, we incurred $651,000 in termination costs for a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration. We expect that the $27,000 liability remaining for the termination costs at February 28, 2002 will be paid out by the end of our fiscal year.

        Restructuring costs of $432,000 incurred during the third quarter of fiscal 2002 represent the costs of an abandoned leasehold in the United States. This cost represents the estimated difference between the total discounted future sublease income and our lease commitments relating to this space. The charge is an estimate and may be adjusted if we obtain a sublease for the space and the actual sublease income is significantly different from the estimate, or if we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost.

4. SEGMENT AND GEOGRAPHIC DATA

        Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments are the equipment division, which includes certain specialized process chemicals, spare part sales, equipment and parts cleaning service; the materials division, which includes components used in construction and maintenance; and other, which includes finance, administration and corporate functions.

        Segment operating results are measured based on net income (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, short and long term investments and assets related to the administrative headquarters of the Company.

  Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended February 28, 2001, restated
Net revenue	$72,556	$65,577	$—	$138,133
Income (loss) before income taxes	$5,421	$7,060	$(4,963)	$7,518
Three months ended February 28, 2002
Net revenue	$19,520	$27,213	$—	$46,733
Income (loss) before income taxes	$797	$1,911	$(4,438)	$(1,730)
Nine months ended February 28, 2001, restated
Net revenue	$201,698	$194,965	$—	$396,663
Income (loss) before income taxes	$11,829	$20,467	$(14,029)	$18,267
Nine months ended February 28, 2002
Net revenue	$86,225	$90,046	$—	$176,271
Income (loss) before income taxes	$3,338	$4,109	$(10,452)	$(3,005)
Assets	$69,004	$66,087	$16,473	$151,564

Geographic information

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	(Dollars in thousands)
Net revenue:
United States	$32,800	$10,746	$93,899	$42,439
Singapore	14,377	6,544	46,090	20,166
United Kingdom	21,094	5,939	50,558	23,635
Germany	29,326	5,760	61,907	25,494
France	9,019	5,440	30,655	15,631
Israel	5,127	4,464	23,319	18,135
The Netherlands	6,846	2,034	21,813	6,112
Hong Kong	9,961	1,924	39,587	10,799
Other nations	9,583	3,882	28,835	13,860

Geographic totals	$138,133	$46,733	$396,663	$176,271

	May 31, 2001	February 28, 2002
	(Dollars in thousands)
Assets:
United States	$46,760	$35,578
United Kingdom	35,531	26,547
Germany	27,053	20,006
Singapore	25,533	16,567
The Netherlands	18,364	15,287
France	19,811	10,780
Hong Kong	13,317	5,832
Other nations	27,130	20,967

Geographic totals	$213,499	$151,564

5. RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 141 notes, however, that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

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

        Upon adoption of SFAS 142, SFAS 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

        As of the date of adoption, the Company expects to have approximately $8,292,000 of unamortized goodwill, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill is $313,000 and $310,000 for the three month periods ended February 28, 2001 and 2002, respectively, and $990,000 and $985,000 for the nine month periods ended February 28, 2001 and 2002, respectively.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Division of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 are not expected to have a significant impact on the Company's financial position or operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Quarterly Report on Form 10Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties, including the risk factors set forth in this report under Item II. Part 5—Risks Related to Metron. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes, included elsewhere in this report, and our Consolidated Financial Statements and the related Notes for our fiscal year ended May 31, 2001, which are included in Metron's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed with the SEC.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together own 33.1% of our shares, and certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization of entities under common control and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. Shieldcare also manufacturers and refurbishes physical vapor deposition ("PVD") equipment under license from Novelus Systems. On November 17, 2000 we acquired all of the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. Intec is a distributor of cleanroom products and a manufacturer of cleanroom garments, and Intec sells these products in Singapore and Malaysia. The transaction was accounted for as a purchase, and the results of operations of Intec were included in the Company's consolidated financial statements from December 1, 2000.

        We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. We generally recognize revenue for most of an equipment sale and for all other product sales upon the shipment of goods to customers. We defer the portion of equipment revenue associated with estimated installation and warranty obligations, and, depending on the terms of the sales contract, we sometimes defer a portion of the revenue from equipment. We recognize deferred revenue for installation and any deferred equipment revenue upon completion of the installation process and amortize the deferred revenue for warranty over the applicable warranty periods. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

        In each of our three and nine-month periods ended February 28, 2001 and February 28, 2002, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI represented 27.0% and 6.3% of total revenue for the three months ended February 28, 2001 and February 28, 2002, respectively, and 26.1% and 12.8% of total revenues for the nine months ended February 28, 2001 and February 28, 2002, respectively. Revenue from the sale of products manufactured by Entegris represented 22.7% and 13.2% of total revenue for the three months ended February 28, 2001 and February 28, 2002, respectively, and 25.4% and 12.2% of total revenues for the nine months ended February 28, 2001 and February 28, 2002, respectively. In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders. At February 28, 2002, FSI and Entegris held 20.9% and 12.2% of our outstanding shares, respectively. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and nine-month periods ended February 28, 2001 and 2002:

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	Restated		Restated
	(Dollars in thousands)
Net revenue
Europe	$77,302	$25,770	$208,991	$97,735
Asia	28,031	10,217	93,773	36,097
United States	32,800	10,746	93,899	42,439

Total net revenue	$138,133	$46,733	$396,663	$176,271

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	Restated		Restated
	(Percentage of net revenue)
Net revenue
Europe	56.0%	55.1%	52.7%	55.4%
Asia	20.3	21.9	23.6	20.5
United States	23.7	23.0	23.7	24.1

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Critical Accounting Policies and Estimates

        Metron's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and income taxes. Metron bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Together these form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), which was adopted by the Company as of June 1, 2000. We have adopted specific and detailed guidelines for recognizing revenue. However, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country. We review the adequacy of our estimates and revise them periodically as necessary.

        Valuation accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on our historical experience and our current assessment of the credit worthiness of specific customers. The reserves are re-evaluated and adjusted at each balance sheet date as additional information is received that impacts the amount reserved.

        The Company values its inventory at the lower of cost or market. The Company analyzes the composition of its inventory and identifies and evaluates slow-moving inventory to determine if reserves are required. Estimated required reserves are based on past usage and on assumptions about future demand and market conditions.

        Goodwill and intangibles.    As a result of some of our business acquisitions, we have recorded approximately $8.6 million in goodwill and other intangible assets. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. On June 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets will become effective, and, as a result, we will cease to amortize goodwill. In lieu of amortization, we will be required to perform an initial impairment review of our goodwill in first quarter of fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal 2003. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, until the review is completed, we will not know for certain whether or not we will need to record an impairment charge, or whether such charge, if any, will be material.

        Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance.

Results of Operations

        In late fiscal 1999 the semiconductor industry started to recover from a slowdown that began in 1996. The recovery continued through the second quarter of fiscal 2001. However, in the third quarter of fiscal 2001, we began to experience another industry slowdown. This slowdown caused semiconductor manufacturers to exercise caution in making capital equipment purchasing decisions. Some semiconductor manufacturers reduced or delayed the expansion or construction of facilities. This directly affected the sales of semiconductor capital equipment and, to a lesser extent, the sales of materials. As a result of the slowdown, we experienced order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the sequential reduction in our revenue in the first three quarters of fiscal 2002. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities, we believe that we must maintain our infrastructure, even during these periodic slowdowns. We currently expect that our revenues for the fourth quarter of fiscal 2002 will exceed our revenues for the third quarter of fiscal 2002.

        Our quarterly operating results have fluctuated significantly and are likely to continue to fluctuate significantly due to a number of factors, including:

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

        The following tables present certain consolidated statements of operations data as a percentage of net revenue for the three and nine-month periods ended February 28, 2001 and 2002.

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	Restated		Restated
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	82.0	79.0	82.5	80.5

Gross margin	18.0	21.0	17.5	19.5
Selling, general, administrative and other expenses	12.2	26.6	12.7	22.3
Restructuring costs	—	0.9	—	0.6
Other operating income, net of associated costs	0.1	2.9	—	2.3

Operating margin	5.9%	(3.6)%	4.8%	(1.1)%

        The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	Restated		Restated
	(Dollars in millions)
Net revenue
Equipment division	$72.6	$19.5	$201.7	$86.2
Materials division	65.5	27.2	195.0	90.1
Net revenue
Equipment division	52.5%	41.8%	50.8%	48.9%
Materials division	47.5	58.2	49.2	51.1
Gross margins
Equipment division	15.3%	23.1%	14.4%	19.7%
Materials division	20.9	19.5	20.6	19.1

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

Net Revenue

        Equipment division.    The equipment division's net revenue for the three months ended February 28, 2002 was $19.5 million, a decrease of $53.1 million, or 73.1%, from the three months ended February 28, 2001. Revenues were lower in all geographic regions due to continued weakness in the semiconductor industry.

        Materials division.    The materials division's net revenue for the three months ended February 28, 2002 was $27.2 million, a decrease of $38.3 million, or 58.5%, from the three months ended February 28, 2001. Of the $38.3 million in reduced revenues, $15.6 million represents revenue lost from products no longer sold as the result of the modification of the Entegris distribution agreement effective in the fourth quarter of fiscal 2001. The division recorded lower revenue in all regions, with sharp falls in Asia and the United States. Materials revenue tends to track wafer starts, the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using. Although both metrics remain currently weak, we believe that there are increasing signs of improvement.

Gross Margins

        Equipment division.    The equipment division's gross margin of 23.1% increased 780 basis points for the three months ended February 28, 2002 compared to the three months ended February 28, 2001. The increase in gross margin was due to higher margins on the revenues from spare parts, service and parts cleaning and was partially offset by lower margins on equipment sales. Service margins were higher in large part as a result of the higher number of installation acceptances during the quarter.

        Materials division.    The gross margin of the materials division decreased 140 basis points to 19.5% for the three months ended February 28, 2002 compared to the three months ended February 28, 2001. While the gross margin for material sales was flat the three months ended February 28, 2002 compared to the three months ended February 28, 2001, the decline in the overall margin was primarily due to a lower proportion of commission revenue.

        Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses for the three months ended February 28, 2002 were $12.4 million, down $4.5 million, or 26.6%, from the $16.9 million incurred in the three months ended February 28, 2001. The decrease is due principally to a reduction in the number of employees, lower reserves for incentive plans and lower travel expenses. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade shows and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 58% of SG&A expenses in the three months ended February 28, 2002 consisted of salaries and other employment-related costs. SG&A also includes provisions for or recoveries of allowances for doubtful accounts. In the three months ended February 28, 2002, our provisions and recovery of doubtful accounts were approximately equal. In the year-earlier period, when aged receivables were significantly higher, we made provisions totaling $0.7 million.

        Restructuring costs.    Restructuring costs of $432,000 incurred during the third quarter of fiscal 2002 represent the costs of an abandoned leasehold in the United States. This cost represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this space. The charge is an estimate and may be adjusted if we obtain a sublease for the space and the actual sublease income is significantly different from the estimate, or if we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost.

Nine Months Ended February 28, 2002 Compared to Nine Months Ended February 28, 2001

Net Revenue

        Equipment division.    The equipment division's net revenue in the nine months ended February 28, 2002 was $86.2 million, down $115.5 million, or 57.3%, from the nine months ended February 28, 2001. Net revenue decreased in all geographic regions with the largest reduction in Europe.

        Materials division.    The materials division's net revenue in the nine months ended February 28, 2002 was $90.1 million, down $104.9 million, or 53.8%, from the nine months ended February 28, 2001. Of the $104.9 million in reduced revenues, $56.1 million represents revenue lost from products no longer sold as the result of the modification of the Entegris distribution agreement effective in the fourth quarter of fiscal 2001. Revenue was lower in all geographic areas and declined sharply in Asia and the United States.

Gross Margins

        Equipment division.    The equipment division's gross margin increased 530 basis points to 19.7% for the nine months ended February 28, 2002 compared to the nine months ended February 28, 2001. The increase in gross margin in fiscal 2002 was due principally to increases in the gross margins of equipment, spare parts and service and to a higher proportion of commission revenue.

        Materials division.    The gross margin of the materials division decreased 150 basis points to 19.1% for the nine months ended February 28, 2002 compared to the nine months ended February 28, 2001. Margins from materials sales were slightly higher in fiscal 2002 period due to the 50 basis points gain occurring in our second quarter from the return of Entegris inventory related to the modification of the Entegris distribution agreement. The overall decline in the gross margin was primarily due to a lower proportion of commission revenue in fiscal 2002.

        Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses for the nine months ended February 28, 2002 were $39.3 million, down $11.1 million, or 22.0%, from the $50.4 million incurred for the nine months ended February 28, 2001. The decrease is due principally to a reduction in the number of employees, lower reserves for incentive plans and lower travel expenses. Intec, whose results are included from the beginning of the third quarter of fiscal 2001, accounted for $0.5 million of the SG&A in our first and second quarters of fiscal 2002. Our SG&A expenses are a function principally of our total headcount. Over 59% of SG&A expenses in the nine months ended February 28, 2002 consists of salaries and other employment-related costs. SG&A also includes provisions for or recoveries of allowances for doubtful accounts. In the nine months ended February 28, 2002, as a result of increased efforts to collect older receivables, our recovery of doubtful accounts exceeded our provisions by $0.4 million. In the year-earlier period, when aged receivables were significantly higher, we made provisions of $1.2 million.

        Restructuring costs.    Restructuring costs of $1,083,000 incurred for the nine-month period of fiscal 2002 are comprised of termination costs of $651,000 and abandonment of a lease amounting to $432,000. During the second quarter of fiscal 2002, we incurred $651,000 in termination costs for a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration. We expect that the $27,000 liability remaining for the termination costs at February 28, 2002 will be paid out by the end of our fiscal year.

        Restructuring costs of $432,000 incurred during the third quarter of fiscal 2002 represent the costs of an abandoned leasehold in the United States. This cost represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this space. The charge is an estimate and may be adjusted if we obtain a sublease for the space and the actual sublease income is significantly different from the estimate, or if we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost.

        Other Operating Income, Net of Associated Costs.    On January 8, 2001, we entered into an agreement with Entegris to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. On March 1, 2001, we entered into a new distribution agreement with Entegris, under which we continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005.

        As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 of the Metron common shares it owned to us and agreed to make cash payments totaling $1,750,000 over a 15-month period. The total gain of $8,365,000 is being recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001, until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001.

        Loss From Impairment of Investment.    In our fiscal first quarter of 2002, we recorded a loss of $401,000 against our equity investment in Advanced Stainless Technologies ("AST"), a Texas-based manufacturer of specialty stainless steel tubing. We recognized the estimated "other than temporary" impairment in the value of our investment.

        Other Income (Expense) Net.    The following table summarizes the components of other income (expense) for the periods indicated.

	Three months ended		Nine months ended
	February 28 2001	February 28 2002	February 28 2001	February 28 2002
	(Dollars in thousands)
Foreign exchange gain (loss)	$(544)	$43	$(606)	$(126)
Interest income	202	80	648	350
Interest expense	(312)	(254)	(952)	(942)
Miscellaneous income	160	161	294	258

Other income (expense)	$(494)	$30	$(616)	$(460)

        The exchange loss of $544,000 incurred for the three-month period ended February 28, 2001 was primarily the result of the sudden and significant appreciation of the Euro against the U.S. Dollar in December 2001. We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three and nine-month periods ended February 28, 2001 and 2002, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide depth and liquidity for our hedging activities.

        Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments. Compared to the same period of the previous fiscal year, our interest expense for the three month period ended February 28, 2002 decreased primarily as the result of the reduction in our average use of bank facilities and the reduction of prevailing interest rates.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at February 28, 2002 was $49.2 million, 10.7% lower than our working capital at May 31, 2001 of $55.1 million. Our current ratio, current assets divided by current liabilities, was 1.4 at May 31, 2001 and 1.7 at February 28, 2002.

        Operating Activities.    In the nine months ended February 28, 2001, operating activities used a minor amount of cash. Our net income of $9.0 million, and the net total of non-cash income statement items, totaled $17.0 million, which was slightly less than the net increase of $17.1 million in assets and liabilities, principally the increases in receivables and inventories. In the nine months ended February 28, 2002 we generated cash totaling $7.9 million from our operating activities. Our net loss of $1.8 million offset by $2.8 million of non-cash income statement items generated cash of $1.0 million, while the net decrease in assets and liabilities was $6.9 million. During March 2002, we purchased inventory and certain assets to start up sales of AG Associates spare parts and legacy products.

        Investing Activities.    Our capital expenditures for property, plant and equipment totaled $7.8 million for the first nine months of fiscal 2001. Approximately $3.8 million of our capital expenditures in fiscal 2001 were for our new parts cleaning facility in Singapore, and we invested $1.1 million in our new operations management information system. In August 2000, we invested $1.0 million for a 20% equity share of Advanced Stainless Technologies, Inc., a company in Austin, Texas that electro-polishes stainless steel tubing used in semiconductor fabrication manufacturing facilities.

        In the first nine months of fiscal 2002, our capital expenditures totaled $8.0 million. We invested a further $3.9 million in our new operations management information system and approximately $2.0 million in a new parts cleaning facility in The Netherlands. We expect that our capital expenditures in fiscal 2002 will total approximately $10.0 million, of which $2.0 million relates to the establishment of our parts cleaning facility in The Netherlands and $5.0 million pertains to the initial phase of our new operations management information system. We estimate the costs of the new management information system will total $8.0 to $10.0 million over a 24 to 30 month period.

        Financing Activities.    During the nine-month period ended February 28, 2001, we satisfied our funding requirements from internally generated funds and our various borrowing facilities. In addition, we received $1.0 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees. In November 2000, the purchase of Intec produced net proceeds of $1.4 million for the 475,000 common shares we issued to the shareholders of Intec. This sum is equal to the $3.9 million fair value of Metron's common shares less the fair value of Intec's assets net of cash and liabilities assumed.

        For the nine-month period ended February 28, 2002, we paid down $4.1 million of the amounts we had borrowed on our credit facilities and we received $0.4 million from stock purchases through our employee stock purchase plan. At February 28, 2002, we were in violation of covenants to maintain a specified interest coverage ratio on our building mortgage and on two other credit facilities. We have obtained waivers from the banks.

        We believe that our existing cash and investment securities, capital available under our credit facilities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future, and we do not anticipate that we will need to raise additional capital from external sources to permit us to conduct our operations in the ordinary course of business. However, our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under Item II. Part 5—Risks Related to Metron, including in particular our dependence upon a few key principals and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products and collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns. In addition, as of February 28, 2002, we were in violation of covenants to maintain a specified interest coverage ratio on our building mortgage and on two other credit facilities, and, although we have obtained temporary waivers of these covenant violations from the banks, we cannot assure you that the lenders will agree to further waive or amend such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities and building mortgage, even if and as amended. A breach of the covenants in our building mortgage or credit facilities could result in the lenders demanding repayment of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities. Any such demand or impairment of our access to capital could have a material adverse effect on our liquidity and financial condition.

        We may need to raise additional capital beyond that generated by operations for significant acquisitions or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such significant transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. However, our future growth, including potential acquisitions or other extraordinary transactions, may require additional external financing, and from time to time we may need to raise additional funds through public or private sales of equity and/or additional borrowings. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under Item II. Part 5—Risks Related to Metron and elsewhere in this report.

        The following table summarizes our contractual cash obligations as of February 28, 2002:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt	$1,161	$384	$688	$89	$—
Short-term borrowing obligations	15,079	15,079	—	—	—
Operating lease obligations	17,947	5,275	8,297	2,680	1,695
Commercial commitments	18,209	18,209	—	—	—
Other long-term debt	348	117	231	—	—

Total contractual obligations and commercial commitments for cash	$52,744	$39,064	$9,216	$2,769	$1,695

        Transactions with related parties:    Two of Metron's shareholders, FSI and Entegris, own approximately 20.9%, and 12.2%, respectively of the outstanding shares of the Company. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. At February 28, 2001 and 2002, amounts payable to these affiliates were $41,569,000 and $9,435,000, respectively. In addition, the Company received commissions from these affiliates for the nine months ended February 28, 2001 and 2002 totaling approximately $2,216,000 and $329,000, respectively. At February 28, 2002, amounts receivable from these affiliates was $409,000.

        The following table summarizes our material borrowing facilities as of February 28, 2002:

	U.S. $ Equivalent Facility Amount	Amount Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$10,000	$8,272	$1,728	5.5%
Deutsche Bank	4,648	4,648	—	5.5%
Royal Bank of Scotland	2,668	2,302	366	5.75%
ING Bank	1,974	511	1,463	5.5%
All Others	3,137	507	2,630	5.0 to 8.5%

Total	$22,427	$16,240	$6,187

Effect of Currency Exchange Rate and Exchange Rate Risk Management

        A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While many of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Market Risk

        At February 28, 2002, we had aggregate forward exchange contracts in various currencies as follows:

Contract Amount US Dollars	Buy	Sell	Weighted Average Contract Rate	Fair Value	Expiration Date(s)
	(Dollars in thousands)
$2,297	Japanese Yen	—	123.77	$(359)	March to April 2002
$4,905	—	Israeli Shekel	4.28	443	June 2002
$5,679	Euro	—	0.87	(33)	March to July 2002
$1,160	Singapore Dollar	—	1.83	(4)	March 2002

				$47

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

        If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the nine months ended February 28, 2002, 12.8% of our total revenue was generated from the sale of products manufactured by FSI, and 12.2% represented the sale of products manufactured by Entegris. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        On January 8, 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The term of the new distribution agreement expires on August 31, 2005. Revenues from products for the Microelectronics Group were $15,647,000 and $59,721,000 for the three and nine months ended February 28, 2001, respectively, and $570,000 and $3,551,000 for the three and nine months ended February 28, 2002, respectively.

        All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our principals. These agreements are generally cancelable at will, subject to notification periods that range from 30 days to two years. We generally do not sell competing products in the same market, and, therefore, the number of principals we can represent at any one time is limited. It is likely that in the future some of our principals will terminate their relationships with us upon relatively short notice. If we lose a key principal, we may not be able to find a replacement quickly, or at all. The loss of a key principal may cause us to lose customers and incur expenses associated with ending our agreement with that principal. We may lose principals for various reasons, including:

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

We may not be able to meet certain covenants in our building mortgage and credit facilities.

        Our building mortgage and credit facilities contain financial covenants that require us to meet and maintain certain minimum ratios. At February 28, 2002, we were in violation of covenants to maintain a specified interest coverage ratio on our building mortgage and on two other credit facilities. We have obtained waivers of the covenant violations from the banks with respect to the quarter ended February 28, 2002. However, these waivers are temporary. We intend to pursue discussions with our lenders to further waive or, possibly, amend, certain financial covenants in our building mortgage and credit facilities. However, we cannot assure you that the lenders will agree to further waive or amend such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities and building mortgage, even if and as amended. A breach of the covenants in our building mortgage or credit facilities could result in the lenders demanding repayment of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities. Any such demand or impairment of our access to capital could have a material adverse effect on our liquidity and financial condition.

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

        While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across country borders. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, in France in July 2001, in Italy in October 2001 and in the United Kingdom and Ireland in February 2002. We expect the Germany to finish the implementation of the new system in June 2002. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $8.0 to $10.0 million and that the system will be implemented over the next 24 to 30 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

        While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the third quarter of fiscal 2001, we recorded exchange losses of approximately $500,000. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Risks related to investing in our common shares.

We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.

        As of February 28, 2002, FSI owned 20.9%, and Entegris owned 12.2% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

        We believe that our existing cash and investment securities, capital available under our credit facilities and anticipated cash flow from our operations will be sufficient to support our current operating plan for the foreseeable future, and we do not anticipate that we will need to raise additional capital from external sources to permit us to conduct our operations in the ordinary course of business. However, we may need to raise additional capital beyond that generated by operations for significant acquisitions or other extraordinary transactions. Further, if we issue additional equity securities, the ownership stakes of our existing shareholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of our existing common shares. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        None.

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended February 28, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.
Date: April 15, 2002	/s/ PETER V. LEIGH Peter V. Leigh Vice President, Finance Signing on behalf of the registrant and as principal accounting officer

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