Form 10-K
period 2002-05-31
METRON TECHNOLOGY N V
filed 2002-08-15
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002

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
Common shares, par value 0.44 EUR per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on June 18, 2002 as reported by the Nasdaq National Market, was approximately $71,466,000. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Shares, 0.44 EUR par value, as of July 31, 2002 was 13,042,231.

DOCUMENTS INCORPORATED BY REFERENCE

        None

PART I

ITEM 1. BUSINESS

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands in 1975. We are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers.

        On behalf of semiconductor materials and equipment suppliers, which we refer to as our principals, we provide a broad range of materials and equipment to leading semiconductor manufacturers such as Advanced Micro Devices, Chartered Semiconductor Manufacturing, IBM, Infineon, Intel, Lucent, Motorola, NEC Electronics, Philips, Samsung, ST Microelectronics and UMC. We also provide semiconductor manufacturers with the ability to outsource a wide variety of fab operations and support services. 'Fab' is the name commonly given to silicon wafer fabrication facilities. Our operations and support services include servicing a wide variety of fab equipment, materials management, parts cleaning, cleanroom services and facility maintenance. More recently, under license from the original equipment manufacturer (OEM), we began manufacturing several older types of equipment used in the fab, an activity that we refer to as the legacy (equipment) business.

        Our principals are both independent companies that have developed emerging technologies and divisions of larger companies that have other primary products and markets and include Cabot Microelectronics, Ecosys (a division of ATMI), Entegris, FSI, Gigaphoton (formerly Komatsu), Pall, Schumacher (a division of Air Products), SDI, Seiko Instruments, Sigmameltec and Zeiss. Our materials offerings include an extensive array of over 10,000 items, including fluid and gas handling components, high-purity chemicals and cleanroom products. Our externally sourced equipment offerings include equipment for cleaning wafers; for microlithography, the part of the fabrication process during which an image is projected on to a wafer by passing light through a photomask, which is a high-purity quartz or glass plate used as the stencil in semiconductor device fabrication to create an integrated circuit design pattern on a semiconductor wafer; for metrology, the measurement and inspection of the wafer during the fabrication process; for photomask inspection and repair, the inspection and repair, if necessary, of the glass or quartz photomasks used during the microlithography process; and for inspection and defect characterization, the process by which silicon wafers are inspected during and after fabrication. Our legacy equipment includes sputtering or plasma vapor deposition (PVD) tools originally developed by Varian Associates, and now manufactured under license from Novellus, and rapid thermal processing (RTP) tools originally developed by AG Associates. Sputtering or PVD is a process in which a material which is a solid at room temperature is heated under vacuum conditions so that it becomes a gas, and is deposited in a thin layer on to a silicon wafer. RTP is a process in which a silicon wafer is first heated and then cooled very rapidly in order to change the chemical structure of the materials deposited on its surface without damaging the wafer itself.

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

        As semiconductors continually become smaller and more complex, the number of manufacturing steps increases, which requires more complex and costly semiconductor equipment. The complex manufacturing process also entails the use of a large variety of materials from many sources. In addition, the high capital cost of fabs, which can now exceed $2 billion, requires that fabs quickly reach and maintain optimal productivity levels in order to maximize their return on investment. This also necessitates around-the-clock manufacturing, which in turn requires that spare parts, materials and service be delivered quickly and on short notice.

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

        Semiconductor equipment and materials suppliers and semiconductor manufacturers are increasingly focusing on their core competencies and outsourcing other aspects of their operations to third parties. The increasing complexity of semiconductors and related capital investment, combined with long-term pricing pressures, have led semiconductor manufacturers to increasingly focus on design, development and manufacturing and outsource to third parties equipment service, materials management, cleanroom services and facility maintenance, as well as other similar services. We believe that outsourcing enables these companies to increase fab productivity in a cost-effective manner. In addition, semiconductor equipment and materials suppliers often focus on product development and manufacturing and outsource to third parties the marketing, sale, installation, service and support of their products. In particular, smaller semiconductor equipment and materials manufacturers that cannot afford to invest the time or the capital resources required to build a global infrastructure, and divisions of larger companies whose main focus is on other products or markets, often benefit from outsourcing. Outsourcing enables these companies to reduce their time to market, financial risk and marketing investment while maintaining the ability to compete with often larger companies with established infrastructures. In the case of legacy equipment, the OEM often wants to concentrate its resources on the current generation of equipment and wishes to outsource the manufacture, service and support of older tools to a company that can provide reliable support on a global basis.

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

We also provide manufacturing services to OEM's that wish to outsource the manufacture, marketing, sales and service of older equipment.

Strategy

        We believe Metron markets and sells a wider range of materials, equipment, spare parts, service and support solutions to the semiconductor industry than any other independent provider of these products and services. Our goal is to be the leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. The key elements of our strategy include:

  •
  Leverage our global infrastructure and expand our leadership position. We believe that our global infrastructure, as well as our more than 25-year history of serving the semiconductor industry, provides us with a significant competitive advantage in serving our principals and customers. As of May 31, 2002, we had over 680 sales and marketing and customer service and support employees in 40 offices in Asia (except Japan), Europe and the United States. We plan to continue to leverage our global infrastructure by offering an increasing variety of products and services.

  •
  Continue to broaden product and service offerings. We offer a wide range of semiconductor manufacturing materials and equipment and plan to selectively broaden our product lines and territories to meet the needs of our customers. We believe our competitive advantage is generally greater in product areas that are not served by one of the large globally-integrated equipment or materials manufacturers. We will also seek to enter into additional relationships with non-United States principals seeking to penetrate the United States market and other markets outside their home territories. We also plan to expand on-site maintenance and other support services, including specialized parts cleaning, inventory management and engineering services. We also plan to add additional legacy equipment lines to our portfolio. We believe these efforts will strengthen our long-term relationships with our customers.

  •
  Expand materials business. While continuing to expand our equipment business, we intend to increase the relative size of our materials business. We believe that the materials business is particularly well-suited to benefit from the global infrastructure that we have developed, in part because addressable markets are more fragmented, there are a large number of individual products and typical transactions are smaller than in the equipment business. Materials products generally offer relatively higher gross margins than externally-sourced equipment, and the materials business is generally less cyclical than the equipment business.

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

  •
  Acquire complementary businesses. To enable us to better serve our principals and customers, we plan to selectively acquire complementary businesses. Potential acquisition candidates include independent regional sales, service and support companies, which currently operate in a highly-fragmented segment of the semiconductor industry. We believe that our acquisition strategy will allow us to gain access to new principals and territories, broaden our offerings to existing customers and gain new customers. As examples of this strategy, our acquisition of T.A. Kyser Co. in July 1998, established our United States materials and components business. With our acquisition of Shieldcare Ltd. in March 2000, we entered the process tool parts cleaning business, and in November 2000, we acquired Intec Technology (S) Pte. Ltd., a supplier of cleanroom products and manufacturer of cleanroom garments in Singapore and Malaysia. In March 2002, we acquired the AG Associates RTP product line from Mattson Technologies, and in May 2002, we acquired substantially all the assets of Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings.

  •
  Expand into Japan. Japan is the second largest producer of semiconductors in the world and accounted for approximately 21% of world production in 2001. Although we represent a limited number of Japanese principals, we do not currently operate an office in Japan. When a suitable and profitable opportunity to do so arises, we intend to expand our operations into Japan.

Products and Services

        We are organized into two worldwide operating divisions, materials and equipment. In fiscal 2000, 2001 and 2002, sales by our equipment division accounted for approximately 50.2%, 50.7% and 46.3% of our revenue, respectively, and sales by our materials division accounted for approximately 49.8%, 49.3% and 53.7% of our revenue, respectively.

        We operate under a series of agreements with our principals. These agreements generally give us the exclusive right to market, sell and support particular products in specific geographic regions. The agreements with our principals are typically cancelable without cause with notice periods that range from 30 days to two years. In addition to maintaining appropriate inventories of materials and spare parts, we sometimes purchase equipment for demonstration purposes, which may be installed in a customer's fab for evaluation purposes or at one of our facilities.

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

Materials

        Our materials business includes the marketing and sale of an extensive array of over 10,000 items, including fluid and gas handling components, high purity chemicals and cleanroom products, to semiconductor manufacturers, manufacturers of semiconductor equipment and to a lesser extent, customers in other industries such as pharmaceuticals and petroleum. As of May 31, 2002, our materials division represented over 115 principals. The table below lists the business units in our materials division, the types of products sold and the largest principals within each business unit:

Business Unit	Types of Products	Largest Principals
Gas and fluid handling	Valves, fittings and other components for ultrapure applications	Entegris
	High end filtration products and systems	Pall
	Stainless steel control valves and regulators	Tescom
Wafer management	Pellicles	MLI
Chemicals	Slurry	Cabot Microelectronics
Device handling	Vacuum release chip trays	Gelpak
	Quartz components	MGI Products
Cleanroom products	Latex gloves	Omni Sales
	Face masks	Tecnol
	Wipers and swabs	Texwipe

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

The equipment division also markets specialized containers of high purity chemicals which are used in the chemical vapor deposition and diffusion phases of semiconductor wafer processing. As of May 31, 2002, our equipment division represented over 40 principals. The table below lists the largest products in the equipment division and the principals for those products:

Types of Products	Principals
Wafer cleaning tools	FSI
Metrology inspection microscopes	Zeiss
Wafer characterization and diagnostic tools	SDI
Photomask coating and developer tools	Sigmameltec
Environmental gas cleaning systems	ATMI
High purity wafer processing chemicals	Schumacher
Photo-lithography processing tools	FSI

        Particularly in the equipment business, we believe our competitive advantage is generally greater in product areas that are not served by one of the large globally integrated manufacturers. We have sought, and expect to continue to seek, relationships with non-United States principals seeking to penetrate the United States market and other markets outside their home territories.

        Our equipment business now includes the marketing and sale of legacy equipment that we manufacture under license from the original equipment manufacturer:

Types of Products	Licensed from
Varian sputtering (or PVD) equipment	Novellus
AG Associates rapid thermal processing (RTP) equipment	Mattson

Service and Spare Parts

        We believe that as semiconductor manufacturers become increasingly sensitive to the costs of system downtime, they will direct their purchases to suppliers who can offer comprehensive local installation, maintenance and repair service and spare parts. To meet these needs, we provide installation, maintenance, repair and service for the equipment we sell, and we employ skilled service engineers in 20 offices located in approximately 16 countries. In some cases, our service engineers are located on-site at a semiconductor manufacturer's facility. By continuing to maintain local offices in most major markets and staffing those offices with nationals fluent in local languages and customs, we are able to provide our principals and customers with sales, service and support 24 hours a day, seven days a week where necessary. We also provide our customers with applications services and help them develop customized solutions to technical problems.

        Our service personnel receive extensive initial and follow-up training internally and/or from the principals whose products they service. Our service personnel generally receive the same training from our principals as the principal's own personnel and receive and maintain the same certification. We generally warrant the products we sell for a period of one year. If we install externally-sourced equipment in a customer's fab, we are generally responsible for the costs of the labor component of the warranty, and the principal is responsible for replacing parts which are under warranty. In the case of legacy equipment, we are responsible for both parts and labor. After the warranty period has expired, we also offer service contracts or on-call service support for equipment that we have supplied.

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

Sales and Marketing

        Our worldwide sales and marketing organization is an essential part of our strategy of maintaining close relationships with our principals and with our semiconductor manufacturer customers. We provide timely and comprehensive marketing, sales, service and support for materials and equipment manufacturers, enabling these manufacturers to focus their resources on technology and product development. As of May 31, 2002, we had approximately 300 sales and marketing employees in 40 offices in Asia (except Japan), Europe and the United States. Through these sales and support offices, we maintain an important link between our principals and semiconductor manufacturers. Our sales and marketing organization identifies customer requirements, assists in product selection and monitors each transaction through final sale, shipment and installation. We also employ approximately 380 highly-skilled technical and engineering personnel around the world to support our sales and marketing organization and our customers. In Europe, we have approximately 220 support personnel in nine countries located in thirteen offices as well as at several semiconductor manufacturers' facilities. In Asia, we have approximately 140 support personnel in five countries located in eight offices as well as at several semiconductor manufacturers' facilities. In the United States, we have approximately 20 support personnel located in eleven states. With few exceptions, our employees around the world are fully conversant in local languages and familiar with the local business culture and local business practices.

        We offer comprehensive sales and marketing technical support services, including materials and equipment specification review from the initial sales effort through on-going product improvement programs; demonstration of materials and equipment; tool installation, including customer site preparation and final system acceptance; on-going customer support and process improvement; writing, editing, and improving operating and maintenance manuals; and customer training programs including maintenance training and on-site operator training. Our ability to offer these extensive support services is due in part to extensive initial and follow-up training of our sales and marketing technical support personnel both in-house and by the principals whose products we sell. We also conduct technical seminars, training sessions and user group meetings. We operate two Class 100 cleanroom facilities, 720 square feet in Sunnyvale, California and 560 square feet in Austin, Texas, a 9,900 square foot, class 1,000 cleanroom facility in Glenrothes, Scotland, and a 5,750 square foot, class 10,000 cleanroom facility in San Jose, California.

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

Customers

        We market semiconductor materials and equipment to most of the world's semiconductor manufacturers and to many suppliers to the semiconductor industry, including semiconductor equipment manufacturers. In fiscal 2002, our 10 largest customers accounted for an aggregate of 41% of our sales. We expect that sales to relatively few semiconductor manufacturers will always account for a significant percentage of our revenue, although the relative revenue ranking of individual customers may change from period to period. The table below lists in alphabetical order our 10 largest customers in fiscal 2002 based on revenue and the geographic regions where we support them:

Customer	Locations
AMD	Germany, United Kingdom, United States
Chartered Semiconductor Manufacturing	Singapore
Dupont	France, United States
IBM	France, Singapore
Infineon	Germany, United Kingdom
Intel	Ireland, Israel, Malaysia, United Kingdom, United States
Philips	The Netherlands, France, Germany, United Kingdom, United States
Seagate	Ireland, Singapore, United Kingdom
ST Microelectronics	France, Italy, Singapore
Tower Semiconductor	Israel

Competition

        The semiconductor industry is highly competitive. We face substantial competition on two distinct fronts: competition for product lines and competition for customers.

Competition for Product Lines

        For those semiconductor equipment and materials manufacturers who elect to sell through independent sales and distribution companies, we must compete with other companies for the right to sell specific product lines. Some of these independent sales and distribution companies have long-standing collaborative business relationships with semiconductor equipment and materials manufacturers which are difficult to overcome. We believe that the most significant competition on this front comes from regional semiconductor equipment and materials distribution companies. Furthermore, many equipment and materials manufacturers choose to sell directly to semiconductor manufacturers in some or all markets. In Europe and Asia, we compete with equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers as well as with regional independent distribution companies such as Macrotron and Teltec in Europe and Hermes in Taiwan. For example, Cabot Microelectronics recently decided to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. In the United States, we compete primarily with United States semiconductor equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers.

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

Financial Information about Segments and Geographic Areas

        See Note 15 to the Consolidated Financial Statements contained herein.

Employees

        As of May 31, 2002, we had 928 full-time employees, including 245 in our materials division, 439 in our equipment division and 244 in general administrative activities, including finance and accounting, sales administration, shipping and receiving and corporate management. Of our full-time employees, 187 are located in the United States, 469 are located in Europe and 272 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationships with our employees to be good.

RISK FACTORS

        Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this Annual Report on Form 10-K.

Risks related to Metron.

We are dependent on a few key principals for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key principals could seriously harm our business.

        If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the year ended May 31, 2002, 11.5% of our total revenue was generated from the sale of products manufactured by FSI, 13.1% represented the sale of products manufactured by Entegris, and 17.1% represented the sale of products manufactured by Cabot Microelectronics. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

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

  •
  the failure of a principal's business.

        We have lost principals in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel.

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

We may not be able to meet certain covenants in or renew our credit facilities.

        Our building mortgage contained and certain of our credit facilities contain financial covenants that require us to meet and maintain certain minimum ratios. At May 31, 2002, we were in violation of covenants to maintain a specified interest coverage ratio on our building mortgage and on one other credit facility. To resolve these issues, in June 2002, we repaid our building mortgage, and, in July 2002, we repaid a portion of our borrowing on the credit facility to reduce our borrowing to the newly agreed lower facility limit. We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities, even if and as modified. We do not expect to meet the interest coverage covenant on the reduced—approximately $1 million—credit facility in The Netherlands at August 31, 2002. Our credit facilities are typically subject to periodic, generally annual, review, and we cannot give any assurance that our lenders will agree to renew our facilities on terms acceptable to the Company, or at all. Lenders might base a decision not to renew on general industry conditions without regard to our financial performance. A breach of a covenant in, or failure to renew, a credit facility could result in the lender demanding repayment of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities. Any such demand or impairment of our access to capital could have a material adverse effect on our liquidity and financial condition.

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

The management information systems that we currently use in our day-to-day operations are not integrated across the globe and some of them need to be upgraded. Upgrading them will be costly, and if the new system is not successfully implemented, our business may suffer material adverse consequences.

        While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system.

We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, in France in July 2001, in Italy in October 2001, in the United Kingdom and Ireland in February 2002, and in Germany in June 2002. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 24 to 30 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

        We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 21% of the world's production of semiconductors in 2001 took place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan, and we believe that expanding our operations to Japan would be both expensive and time-consuming and would place additional demands on our management. In addition, both FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify these arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether any of our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Our sales in, and the operating results for, a particular quarter can vary significantly due to a variety of factors, including those described elsewhere in this Annual Report on Form 10-K and the following:

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

        A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. In fiscal 2002, our top ten customers accounted for an aggregate of 41% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

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

We have recently expanded our operations to include manufacturing, an activity of which we do not have significant experience. This new activity will require us to hire managers and employees with different skills from those of our existing employees and to develop systems to manage processes of which we have no prior experience.

        We now manufacture, under license from the original equipment manufacturer, Varian sputtering (PVD) equipment, licensed from Novellus, and AG Associates rapid thermal processing (RTP) equipment, licensed from Mattson. Prior to our entry into what is commonly called the legacy equipment business, we did not manufacture any equipment. With our entry into this business, we have had to hire managers and other employees who have different skills from those of our existing employees. We have also had to install new systems to keep track of manufacturing inventories. As a consequence of our lack of experience, our newly initiated manufacturing activity may incur unanticipated costs, and we may not realize the gross margins that we planned to in making the necessary investments. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a Texas-based manufacturer of electro-polished stainless steel tube and fittings. We had no prior experience of operating a plant such as AST's, and we may incur unexpected costs in connection with AST's business.

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

        As of May 31, 2002, FSI owned 20.7%, and Entegris owned 12.0% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

        We believe that our cash and cash equivalents, combined with currently available lines of credit and expected cash flows from operations, will be sufficient to meet our anticipated cash needs for fiscal 2003 at current operating levels. However, if quarterly revenues increase materially, we will need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. While we currently expect to be able to raise additional working capital to support increased revenues, we cannot give any assurance that additional financing will be available on terms acceptable to the Company, or at all. Our current lines of credit are typically subject to periodic, generally annual, review, and we cannot give any assurance that our lenders will agree to renew these facilities on terms acceptable to the Company, or at all. Lenders might base a decision not to renew on general industry conditions without regard to our financial performance. Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is based on our expected cash flow from operations, which involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by our forecast, including the risks and uncertainties discussed in these "Risks Related to Metron."

        We also intend to seek additional financing during the next twelve months to meet the Company's working capital requirements for fiscal 2004. Any inability on our part to renew and expand our existing credit facilities or to raise additional funds through public or private debt or equity financing or other sources could result in the Company not achieving its longer-term business objectives. In addition, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations. The issuance of additional equity or debt securities convertible into equity would result in a reduction of the ownership stakes of our existing shareholders, and the new equity securities may have rights, preferences and privileges that are senior to those of our existing common shares.

Our share price is volatile.

        The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this Annual Report on Form 10-K and the following:

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

We do not intend to pay dividends.

        We have never declared or paid any cash dividends on our capital shares. We currently intend to retain any future earnings to fund our growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Risks related to being a Dutch company.

Our Supervisory Board has the authority to issue shares without shareholder approval, which may make it more difficult for a third party to acquire us.

        As a Netherlands "Naamloze Vennootschap," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law, the issuance of shares of an N.V. must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred. The shareholders may designate the Company's Supervisory Board as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the Supervisory Board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Metron articles, the Supervisory Board has the authority to adopt resolutions to issue shares until five years from the November 19, 1999, deed of conversion from a B.V. to an N.V. and the related amendment of our articles of association. This authorization of the Supervisory Board may be renewed by the shareholders from time to time. As a result, our Supervisory Board currently has the authority to issue common and preferred shares without shareholder approval unless such approval is required under the terms of our Nasdaq listing agreement.

        The issuance of preferred shares could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding shares of our share capital.

It may not be possible to enforce United States judgments against Netherlands corporations, directors and others.

        Our articles provide that Metron has two separate boards of directors, a Managing Board and a Supervisory Board. A significant percentage of our assets are located outside the United States. Furthermore, judgments of United States courts, including judgments against us, our directors or our officers predicated on the civil liability provisions of the federal securities laws of the United States, are not directly enforceable in The Netherlands.

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

Special Note Regarding Forward-Looking Statements

        Some of the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report on Form 10-K are "forward-looking statements." These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Item 1—Business—Risk Factors and elsewhere in this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES

        Our corporate headquarters are located in Burlingame, California. The head of our global materials division is based in Austin, Texas. We own our 30,000 square foot facility in Livingston, Scotland, 16,300 square foot facility in Glenrothes, Scotland and our 6,500 square foot facility in Almere, The Netherlands. We also own an 18,000 square foot facility in Aschheim, Germany, which we are currently attempting to sell. In addition, we lease space for marketing and customer service and support purposes in 40 locations worldwide. We operate two Class 100 cleanroom facilities, 720 square feet in Sunnyvale, California and 560 square feet in Austin, Texas, a 9,900 square foot, Class 1,000 cleanroom facility in Glenrothes, Scotland, and a 5,750 square foot, Class 10,000 cleanroom facility in San Jose, California.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common shares, 0.44 EUR par value per share (previously 0.96 NLG), have been traded on the Nasdaq National Market ("Nasdaq-NMM") under the symbol "MTCH" since our initial public offering on November 19, 1999. The following table sets forth the high and low sales prices, as reported by Nasdaq-NMM, for the periods indicated.

	High	Low
Fiscal 2000
First Quarter	N/A	N/A
Second Quarter	$17.50	$15.06
Third Quarter	25.94	14.88
Fourth Quarter	36.00	10.75
Fiscal 2001
First Quarter	14.50	6.88
Second Quarter	13.94	6.13
Third Quarter	8.00	3.50
Fourth Quarter	8.20	3.91
Fiscal 2002
First Quarter	7.95	6.51
Second Quarter	7.24	6.28
Third Quarter	8.55	6.65
Fourth Quarter	11.05	8.65

        There were approximately 81 shareholder accounts of record on July 31, 2002, and the number of beneficial shareholders was estimated to be 2,069.

Dividends

        The Company has not paid dividends on its common shares and currently does not plan to pay any cash dividends in the foreseeable future.

Certain Dutch tax consequences of holding Metron common shares

        General.    The following is a summary of the material anticipated Dutch tax consequences of the holding of common shares in Metron Technology N.V. by non-Dutch resident individuals and corporate entities. This summary addresses only dividend withholding tax, income tax, corporate income tax, and gift and inheritance tax. It does not cover other taxes imposed by The Netherlands and/or its political subdivisions. Further this summary does not purport to be an exhaustive discussion or analysis of all relevant tax matters related to the holding of our common shares. In particular, this summary does not address the tax consequences under any non-Dutch tax laws, nor does it address the tax position of a holder of our common shares to which a special tax regime is applicable or any other special circumstances that may apply to any individual holder. Accordingly, a holder of our common shares should consult his, her or its own tax advisors regarding the tax consequences of the holding of our common shares. This summary is based on the tax laws of The Netherlands as in effect on July, 26, 2002 and is subject to changes in such laws which changes may have retroactive effect. Metron expressly disclaims any responsibility to update this summary for changes in facts or laws occurring subsequent to the date of the filing of this Form 10-K.

        This summary represents Metron's interpretation of existing Dutch tax law and, accordingly, no assurance can be given that the tax authorities or the courts in the Netherlands will agree with the summary below. This summary addresses the Dutch tax consequences to a holder of our common shares who or which neither is nor is deemed to be, a resident of The Netherlands for purposes of the relevant tax laws (a "non-resident shareholder"). Under Dutch tax law, residence is determined both by reference to the relevant facts and circumstances and to several principles of law.

        Dutch Taxation Regarding Dividends.    To the extent that Metron distributes dividends, such dividends will, in principle, be subject to Dutch dividend withholding tax at a rate of 25%. For this purpose, dividends include, among other things, dividends in cash or in kind, deemed dividends, constructive dividends, repayments of paid-in capital not recognized for Dutch tax purposes and liquidation proceeds in excess of paid-in capital as recognized for Dutch tax purposes. Stock dividends are subject to dividend withholding tax unless distributed out of Metron's paid-in share premium as recognized for Dutch tax purposes. With respect to non-resident corporate shareholders, or shareholders that are treated as corporate taxpayers for Dutch tax purposes which have a permanent establishment or permanent representative in The Netherlands to which the common shares are attributable, no withholding is required in connection with distributions to such shareholders, provided that The Netherlands participation exemption applies with respect to their respective holding of the common shares. A non-resident shareholder may be eligible for a reduction or a refund of Dutch dividend withholding tax pursuant to the EU Parent-Subsidiary Directive or a tax convention in effect between the country of residence of the non-resident shareholder and The Netherlands. The Netherlands has concluded such a convention with the United States, the Convention between the Kingdom of The Netherlands and the United States of America for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income (the "Treaty"), which became effective as of January 1, 1994. A holder of our common shares can claim the benefits of the Treaty only if such holder is a resident of the United States as defined in the Treaty and if such holder's entitlement to such benefits is not limited by the limitations on benefits provisions of Article 26 of the Treaty. Under the Treaty, dividends paid by Metron to a holder of our common shares who or which is entitled to the benefits of the Treaty, are generally eligible for a reduction of The Netherlands statutory rate of withholding tax of 25%, to 15%. The withholding tax rate will be reduced to 5% if the beneficial owner is a qualifying United States resident company that directly holds at least 10% of the voting power of Metron. The Treaty provides for a complete exemption for dividends received by exempt pension funds and exempt organizations as defined therein.

        No dividend withholding tax is due any part of a dividend, which is considered excessive pursuant to a transitional regime effective as of January 1, 2001 through December 31, 2005 and which, under these transitional rules, is subject to the additional corporate income tax, as described below, provided that the shareholder is a resident of The Netherlands, The Netherlands Antilles or Aruba, an EU-member state, or a jurisdiction with which The Netherlands has concluded a tax treaty in respect of taxes on income and capital gains.

        The corporate income tax payable by Metron will be increased by 20% of the difference between the total amount of dividends paid in a calendar year and the highest of the following amounts:

  •
  4% of the market value of the issued share capital at the beginning of the calendar year;

  •
  double the amount of the normal dividend, which is the average dividend paid in the three years preceding 2001, provided that there is a consistent policy;

  •
  the profit for accounting purposes of the preceding financial year in accordance with the published (consolidated) annual accounts;

        The temporary additional corporate income tax is not levied to the extent that the total profit distributions during the period from January 1, 2001 up to and including December 31, 2005, are in excess of the balance of the assets, liabilities and provisions, calculated on the basis of fair market value, reduced by the paid-in capital at the end of the book year that ended prior to January 1, 2001.

        The temporary additional corporate income tax will be decreased proportionally to the extent that the common shares have been held for a period of three years by shareholders that have an interest of at least 5% at the time of the dividend payment. The three years period is deemed to be satisfied for shareholders owning at least 5% on September 14, 1999. A requirement is, however, that the relevant shareholder is a resident of The Netherlands, The Netherlands Antilles or Aruba, an EU-member state, or a jurisdiction that has concluded a tax treaty in respect of taxes on income and capital gains with The Netherlands.

        On July 9, 2002, a bill was adopted by the Dutch parliament introducing new legislation in order to counteract "dividend stripping". Parts of the new legislation relevant to the description below will have retroactive effect from April 27, 2001. Pursuant to the new legislation, a reduction, credit or refund of dividend withholding tax is denied if the recipient of the dividend is not the beneficial owner. The new legislation generally targets situations, commonly referred to as "dividend stripping", in which a shareholder retains its economic interest in shares, but tries to reduce the withholding tax cost on dividends by a transaction with another party. The Dutch tax authorities will also apply the proposed definition of beneficial ownership in the context of a tax treaty in respect of taxes on income and capital gains.

        Dutch Income Tax And Corporate Income Tax.    A non-resident shareholder will not be subject to Dutch income tax or corporate income tax with respect to dividends or capital gains derived from the common shares, provided that:

  •
  the common shares are not attributable to (1) a business or part of a business of the shareholder that is in whole or in part carried on through a permanent establishment, a deemed permanent establishment or a permanent representative in the Netherlands, which we refer to as a "Netherlands business", or to (2) a deemed "Netherlands business";

  •
  the shareholder does not have a substantial interest or a deemed substantial interest in Metron, or in any of Metron's subsidiaries, or in the event that such shareholder is a corporate entity and does have such interest, it forms part of the business assets of a business, other than a Netherlands business;

  •
  in the case of an individual shareholder, the dividends received from the common shares and capital gain realized in respect of a disposal of the common shares are not regarded, for Dutch income tax purposes, as "taxable income from one or more activities performed in the Netherlands not being activities that generate taxable profit or taxable wages" (belastbaar resultaat uit overige werkzaamheden in Nederland); and

  •
  the shareholder is not an individual who has made an election to be treated as a resident of the Netherlands for Dutch income tax purposes.

        In general terms, a substantial interest in the share capital of Metron does not exist if the non-resident shareholder, his/her spouse, registered partner, other persons sharing his/her household or certain of their relatives by blood or marriage in the direct line (including foster children), do not hold alone or together, directly or indirectly, the ownership of, or an option to acquire, common shares representing 5% or more of the total issued and outstanding capital, or the issued and outstanding capital of any class of shares of Metron, or profit sharing rights representing an entitlement to at least 5% of the annual profit of Metron or of the proceeds upon the liquidation of Metron. The substantial interest tax rate for individuals is 25%. The maximum tax rate for corporate shareholders is 34.5%. A holder of common shares entitled to the benefits of the Treaty will be protected under the Treaty from Dutch taxation on income or capital gains derived from a substantial interest in the share capital of Metron.

        Dutch Gift And Inheritance Tax.    A gift or inheritance of our common shares from a holder of our common shares who is not a resident nor deemed to be a resident of The Netherlands, will not be subject to Dutch gift and inheritance tax, unless: (1) such shareholder, at the time of the gift has, or at the time of death had, a business or an interest in a business that is or was, in whole or in part, carried on through a permanent establishment or a permanent representative in the Netherlands and to which business or part thereof, as the case may be, the common shares are or were attributable; or (2) in the case of a gift of the common shares by an individual who at the date of the gift was neither resident nor deemed to be resident of the Netherlands, such individual dies within 180 days after the date of the gift, while at the time of death being resident or deemed to be resident of the Netherlands.

        As of January 1, 2001, the Dutch net wealth tax has been abolished.

        HOLDERS OF MTNV SHARES ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE DUTCH TAX CONSEQUENCES TO SUCH SPECIFIC HOLDER OF THE HOLDING OF MTNV SHARES.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K. In March 2000, Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company, acquired all the common shares of Shieldcare Ltd., a company incorporated in Scotland. In November 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a company incorporated in Singapore. Both these acquisitions have been accounted for as purchases. Accordingly, the Consolidated Statement of Operations Data includes the results of operations for our purchase acquisitions from the acquisition date. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Fiscal Year Ended May 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$275,024	$228,618	$337,551	$517,441	$232,240
Operating income (loss)	$3,118	$(6,618)	$12,437	$23,746	$(1,998)
Cumulative effect of change in accounting principle	$—	$—	$—	$1,465	$—
Net income (loss)	$1,102	$(4,534)	$7,752	$11,510	$(2,768)
Basic earnings (loss) per common share before cumulative effect of change in accounting principle	$0.11	$(0.44)	$0.66	$0.98	$(0.22)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.11)	$—
Basic earnings (loss) per common share	$0.11	$(0.44)	$0.66	$0.87	$(0.22)
Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$0.10	$(0.44)	$0.60	$0.94	$(0.22)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.11)	$—
Diluted earnings (loss) per common share	$0.10	$(0.44)	$0.60	$0.83	$(0.22)
Pro forma amounts assuming change in accounting principle is applied retroactively
Net income (loss) (a)	N/A	$(5,308)	$6,193
Basic earnings (loss) per common share (a)	N/A	$(0.51)	$0.53
Diluted earnings (loss) per common share (a)	N/A	$(0.51)	$0.48
Shares used for basic earnings (loss) per common share calculation	10,369	10,325	11,675	13,260	12,870
Shares used for diluted earnings (loss) per common share calculation	11,112	10,325	12,896	13,793	12,870

(a)
Pro-forma amounts for fiscal year 1998 assuming the change in accounting principle is applied retroactively is not presented due to the lack of contractual information necessary to reasonably estimate and compute such amounts.

	As of May 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,387	$10,601	$22,911	$27,769	$19,949
Total assets	114,161	99,625	181,369	213,499	163,636
Long-term debt	1,379	1,141	1,227	979	1,791
Total shareholders' equity	36,049	29,955	72,515	80,143	80,369

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Item 1—Business—Risk Factors and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion of fiscal 2000, 2001 and 2002 refers to the fiscal years which ended on May 31 of each year.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia (except Japan) and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 33% of our shares as of May 31, 2002, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as reorganization under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the equipment distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia. In March 2002, we purchased the AG Associates rapid thermal processing ("RTP") products from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. The transaction has been accounted for as a purchase.

        We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. In general, we recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation and warranty obligations, and, depending on the terms of the sale, we sometimes defer also a portion of the sales price attributable to the equipment. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer's fab personnel, and we amortize the deferred warranty revenue over the applicable warranty period. We recognize service revenue in the periods the services are rendered to customers.

        In each of our three fiscal years ended May 31, 2002, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, who we refer to as our principals. In fiscal 2002, 11.5% of our total revenue was generated from the sale of products manufactured by FSI, 13.1% from the sale of products manufactured by Entegris and 17.1% from the sale of products manufactured by Cabot Microelectronics. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel.

        In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 20.7% and 12.0%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        On January 8, 2001 we entered into an agreement with Entegris to modify our existing distribution relationship. On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement for the years ended May 31, 2000, 2001 and 2002 were $51,420,000, $75,245,000 and $4,273,000, respectively.

        As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owed to us, and agreed to make cash payments totaling $1,750,000 over a 15-month period. We will record a gain on the modification of $8,365,000. This gain will be recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001. We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three fiscal years ended May 31, 2000, 2001 and 2002:

	Year Ended May 31,
	2000	2001	2002
	(in thousands)
Net revenue
Europe	$164,914	$284,700	$125,235
Asia	98,015	115,758	48,127
United States	74,622	116,983	58,878

Total net revenue	$337,551	$517,441	$232,240

	Year Ended May 31,
	2000	2001	2002
	(percentage of net revenue)
Net revenue
Europe	48.9%	55.0%	53.9%
Asia	29.0	22.4	20.7
United States	22.1	22.6	25.4

Total net revenue	100.0%	100.0%	100.0%

        We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, and later of the AG Associates RTP products, we added new revenue categories; revenue from the cleaning of shields used in the manufacturing of semiconductors and revenue from the sale of legacy equipment that we manufacture ourselves. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions. In the majority of cases where the equipment is externally sourced, i.e. is manufactured by one of our principals, the equipment is shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders, the timing of product shipments by the equipment manufacturer, and the timing of customer acceptances.

        Our materials division derives the majority of its revenue from sales of materials and components. The remainder of the division's revenue comes from commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

Critical Accounting Policies and Estimates

        Metron's discussion and analysis of its financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and income taxes. Metron bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Together these form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), which was adopted by the Company as of June 1, 2000. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the precise terms of the transaction, we also defer a portion of the residual amount attributable to the equipment itself. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country. We review the adequacy of our estimates periodically and revise them as necessary. We recognize deferred installation revenue, and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab. We recognize deferred warranty revenue ratably over the warranty period.

        Valuation accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on our historical experience and our current assessment of the credit-worthiness of specific customers. The reserves are re-evaluated and adjusted at each balance sheet date as additional information is received that impacts the amount reserved.

        The Company values its inventory at the lower of cost or market. The Company analyzes the composition of its inventory and identifies and evaluates slow-moving inventory to determine if reserves are required. Estimated required reserves are based on past usage and on assumptions about future demand and market conditions.

        Goodwill and intangibles.    As a result of some of our business acquisitions, we have recorded approximately $8.3 million in goodwill and other intangible assets. The determination of the value of such intangible assets requires us to make estimates and assumptions regarding future cash flows and the lives of technology. During fiscal 2002, we amortized $1.3 million of goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets became effective on June 1, 2002. Goodwill will no longer be amortized with the adoption of SFAS 142. In lieu of amortization, we are required to perform an impairment review of our goodwill using a two step test. The initial step is to identify any potential impairment in the first half of fiscal 2003. The second step measures the impairment loss, if any, and must be completed by the end of fiscal 2003. An impairment review of goodwill will be performed annually thereafter. We expect to complete our initial review during the first six months of fiscal 2003. Until the review is completed, we will not know for certain whether or not we will need to record an impairment charge, or whether such charge, if any, will be material.

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

Results of Operations

        During the fourth quarter of fiscal 1999 the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenues, we recorded operating losses during the second and third quarters of fiscal 2002. While operations were slightly positive in our fourth quarter, we experienced an operating loss for fiscal 2002 as a whole. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Accordingly, we did not reduce our operating expenses sufficiently to prevent us from recording an operating loss in fiscal 2002. We expect that revenues for the first quarter of fiscal 2003 will be higher than our revenues in the fourth quarter of fiscal 2002.

        The following table summarizes our historical results of operations as a percentage of net revenue for the fiscal years indicated. The historical financial data for fiscal 2000, 2001 and 2002 were derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,
	2000	2001	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	81.8	82.2	80.3

Gross margin	18.2	17.8	19.7
Selling, general, administrative and other expenses	14.5	13.4	22.6
Other operating income, net of associated costs	—	0.3	2.5
Restructuring and merger costs	—	—	0.5

Operating margin (loss)	3.7%	4.7%	(0.9)%

        The following table shows our materials division and equipment division revenue as a percent of net revenue, together with the related gross margins:

	Fiscal Year Ended May 31,
	2000	2001	2002
Net revenue
Equipment division	50.2%	50.7%	46.3%
Materials division	49.8	49.3	53.7
Gross margins
Equipment division	15.6%	14.8%	19.7%
Materials division	20.9	20.8	19.7

Net Revenue

        Equipment division.    The equipment division's net revenue in fiscal 2002 was $107.6 million, down $154.6 million, or 59.0%, from $262.2 million in fiscal 2001. Our fiscal 2001 equipment division revenue was up $92.8 million, or 54.8%, from $169.4 million in fiscal 2000. Equipment division revenue grew during fiscal 2001 in all geographic regions, with particularly strong growth in Europe and the United States. However, in the fourth quarter of fiscal 2001 we began to experience a severe slowdown. which continued until the third quarter of fiscal 2002. Despite a modest sequential increase in revenues in the fourth quarter of fiscal 2002, for the fiscal year as a whole we experienced significant revenue reductions in all geographic regions, particularly in Europe.

        Materials division.    The materials division's net revenue in fiscal 2002 was $124.6 million, down $130.6 million, or 51.2%, from $255.2 million in fiscal 2001. The materials division's net revenue in fiscal 2001 was up $87.0 million, or 51.8%, from $168.2 million in fiscal 2000. Revenue grew sequentially from the two year low in the first quarter of fiscal 1999, when the industry began to emerge from its prolonged downturn, and continued to grow through the third quarter of fiscal 2001 in all geographic regions. As with the equipment division, we experienced a severe slowdown beginning with our fourth quarter of fiscal 2001 and continuing until the third quarter of fiscal 2002. Despite a 26% sequential increase in revenues in the fourth quarter of fiscal 2002, which were only 1.4% below the revenues reported in the first quarter, for the fiscal year as a whole we experienced significant revenue reductions in all geographic regions, particularly in Europe.

Gross Margins

        Equipment division.    Gross margins in the equipment division increased by 490 basis points in fiscal 2002. Margins improved in all revenue categories, with the majority of the increase coming from service and spare parts. Service margins improved as a result of the recognition of installation revenues deferred from earlier periods. Commissions, which have no associated cost of goods sold, also contributed to the margin improvement because they represented a higher proportion of division revenue in fiscal 2002 than in fiscal 2001. Equipment division gross margins for fiscal 2001 declined by 80 basis points when compared to fiscal 2000. The decline was due primarily to the smaller proportion of sales represented by spare parts revenues in fiscal 2001 and to the start-up costs of new parts cleaning facilities in Israel and Singapore.

        Materials division.    Gross margins in the materials division declined 110 basis points in fiscal 2002. While product margins remained essentially flat, warehousing costs increased on a relative basis, which, coupled with a reduction in commission revenue, resulted in lower overall margins. Gross margins in the materials division in fiscal 2001 were essentially unchanged from fiscal 2000.

        Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses in fiscal 2002 were $52.4 million, down $17.2 million, or 24.7%, from fiscal 2001. SG&A expenses in fiscal 2001 were $69.6 million, up $20.6 million, or 42.1%, from fiscal 2000. Our acquisition of Intec accounted for $0.9 million and $0.5 million of SG&A in fiscal 2001 and 2002, respectively.

        SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Almost 60% of our operating expenses consist of salaries and other employment-related costs.

        The decrease in SG&A expense in fiscal 2002 was due principally to lower personnel expenses amounting to $11.5 million, which includes incentive plans and bonuses, and lower travel and entertainment expense amounting to $2.5 million. In the fourth quarter, we succeeded in substantially reducing the amount of receivables that were over 90 days. Consequently, we reduced our provision for doubtful accounts by $1.1 million. The increase in SG&A expenses in fiscal 2001 was primarily due to increases in headcount, travel and incentive plan expense. In addition, in fiscal 2001, we increased our allowance for doubtful accounts as a result of the increase in the level of our accounts receivable, the proportion of our accounts receivable which were not being paid in accordance with agreed terms and the deteriorating short-term outlook for the industry.

        Restructuring costs.    Restructuring costs of $1.1 million incurred during fiscal 2002 comprise termination costs of $0.7 million for a reduction in head count of 56 employees and abandonment of a lease amounting to $0.4 million. Of the reduction in headcount totaling 56 employees, 27 worked in the equipment division, 17 in the materials division and 12 in finance and administration. Restructuring costs of $0.4 million incurred during fiscal 2002 represent the costs of an abandoned leasehold in the United States. This cost represents the estimated difference between the total discounted future sublease income and our lease commitments relating to this space. The charge is an estimate and may be adjusted if we obtain a sublease for the space and the actual sublease income is significantly different from the estimate. If we are not successful in subleasing our unused office space, we may be required to take an additional charge for the balance of the future lease cost. At May 31, 2002, no liability remained for the termination costs, and the liability pertaining to the abandoned leasehold was approximately $0.4 million.

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

        As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 of the Metron common shares it owed to us and agreed to make cash payments totaling $1.75 million over a 15-month period. The total gain of $8.4 million is being recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001, until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6.6 million of the gain, which was equal to their fair market value on February 13, 2001.

        Loss From Impairment of Investment.    During fiscal 2002, we recorded a loss of $1.1 million for an estimated "other than temporary" impairment in the value of our investments in Advanced Stainless Technologies, Inc. ("AST"), and Abeto GmbH ("Abeto"). $0.4 million of the loss was recorded against our equity investment in AST, a Texas-based manufacturer of specialty stainless steel tubing. The remainder of the loss pertained to Abeto, an investment we made in May 2000. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. During the fourth quarter of fiscal year 2002, we assessed Abeto's ability to continue as a going concern without additional financial support, and in the fourth quarter, as a result of our assessment, we recorded an impairment loss of $0.7 million.

  Other Income (Expense).

        The following table summarizes the components of other income (expense).

	Year Ended May 31,
	2000	2001	2002
	(in thousands)
Foreign exchange gain (loss)	$443	$(877)	$(197)
Interest income	1,008	867	397
Interest expense	(1,760)	(1,341)	(1,323)
Other income	574	468	269

Other income (expense)	$265	$(883)	$(854)

        We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-year period ended May 31, 2002, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities. In the third quarter of fiscal 2001, we had an exchange loss of $0.5 million, which was primarily the result of the sudden and significant appreciation of the euro against the United States dollar in December 2000.

        Interest income represents primarily earnings on our available cash balances. The decrease in our interest income in fiscal 2002 is a result of lower average cash balances and of declining interest rates. The decrease in fiscal 2001 represents utilization of our short-term investments for acquisitions and capital expenditures. Interest income for fiscal 2000 represents primarily interest earned from the investment of the proceeds from our initial public offering in short-term investments.

        Interest expense for fiscal 2001 decreased primarily due to a reduction of interest rates. Our interest expense for fiscal 2000 increased primarily as the result of increased borrowings to support the increased working capital requirements associated with higher revenues.

        Other income for fiscal 2002 and 2001 consisted of various miscellaneous non-operating income. In fiscal 2000 other income consisted of various miscellaneous income, and the proceeds from the exercise and sale of stock warrants held in a non-related principal.

        Provision for Income Taxes.    In fiscal 2002, our effective income tax rate was a benefit of 31.9%. The effective rate was lower than The Netherlands' statutory tax rate of 35%, primarily because of non-deductible losses in Asia, and tax losses in Asia for which we recorded a valuation allowance, which eliminates any benefit to our effective tax rate.

        In fiscal 2001, our effective income rate was 42.8%. The effective rate was higher than The Netherlands' statutory tax rate of 35%, primarily because of higher tax rates in countries other than The Netherlands where we do business, and non-deductible losses in Asia.

        In fiscal 2000, our effective income tax rate was 38.0%. The rate was higher than The Netherlands' statutory tax rate primarily due to an additional assessment in Germany stemming from the restructuring in fiscal 1997 of our German subsidiary's Italian branch, and an increase in goodwill amortization, a non-deductible expense, which resulted from our acquisition of Shieldcare.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories, and to a lesser extent to fund major capital expenditures such as parts cleaning facilities.

        Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at May 31, 2002 was $50.1 million compared to $55.1 million at May 31, 2001. Our current ratio, current assets divided by current liabilities, was 1.6 at May 31, 2002 and 1.4 at May 31, 2001.

Operating Activities.

        Cash flows generated by operating activities in fiscal 2002 were $1.6 million, which represents a $3.5 million decline from fiscal 2001. Our net loss plus non-cash items included in net loss totaled $(4.2) million in fiscal 2002, a decrease of $22.1 million from fiscal 2001. Changes in assets and liabilities due to a substantial decrease in receivables, the reduction of inventories, partially offset by the reductions in payables generated $5.8 million in cash. The cash generated by changes in assets and liabilities more than offset the net loss plus non-cash items.

        Cash flows generated by operating activities in fiscal 2001 were $5.2 million, which represents an $11.0 million improvement from fiscal 2000. Net income plus non-cash items included in net income totaled $17.9 million in fiscal 2001, an increase of $6.8 million from fiscal 2000. Changes in assets and liabilities absorbed $12.8 million in fiscal 2001; changes in receivables and inventories offset by increases in payables absorbed $29.1 million, reflecting higher sales in fiscal 2001 and the fact that our customers generally did not pay us as promptly as we are required to pay our suppliers. The comparable amounts in fiscal 2000 were; changes in assets and liabilities $17.0 million; changes in receivables and inventories offset by increases in payables $23.5 million.

Investing Activities.

        Our capital expenditures for property, plant and equipment totaled $12.2 million for fiscal 2002, up from $9.6 million for the same period in fiscal 2001. We spent approximately $2.9 million in fiscal 2002 to build our new parts cleaning facility in The Netherlands and to improve our facility in Scotland, and we invested $5.1 million in our new operations management information system. We estimate that our total capital expenditures in fiscal 2003 will be approximately $4.0 million, of which $1.0 million pertains to our new operations management information system. We estimate that the total costs of the new management information system will be $12.0 to $15.0 million over an approximately 24 to 30 month period.

        Our capital expenditures for property, plant and equipment totaled $9.6 million for fiscal 2001, up from $3.5 million for the same period in fiscal 2000. We spent approximately $4.4 million in fiscal 2001 to build our new parts cleaning facilities in Singapore and Israel, and we invested $2.6 million in our new operations management information system. We invested $1.0 million for an approximately 20% interest in Advanced Stainless Technologies, Inc. (AST), a Texas-based manufacturer of electro-polished stainless steel tubes and fittings for ultra high purity systems.

        In fiscal 2000, we invested $33.4 million from the proceeds of our initial public offering to purchase short-term investments, and received $30.1 million from the sale of those investments. We invested $9.7 million of net cash to acquire all the common shares of Shieldcare Ltd., and invested $0.7 million in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. Our capital expenditures for property, plant and equipment totaled $3.5 million for fiscal 2000 representing expenditures for leasehold improvements, computer and communications equipment.

Financing Activities.

        Equity.    In fiscal 2002, we received $1.0 million from employees for the purchase of approximately 76,000 common shares through our employee stock purchase plan, and approximately 160,000 common shares from the exercise of stock options. In fiscal 2001, the Company received $1.4 million from employees for the purchase of approximately 79,000 common shares through its employee stock purchase plan, and 171,000 common shares from the exercise of stock options and related tax benefits. In fiscal 2000, we completed our initial public offering with the issuance of 2,862,500 common shares, and received net proceeds of $33.3 million. In fiscal 2000, we also received $1.1 million from the exercise of stock options by our employees.

        Debt.    In fiscal 2002, we increased our long-term debt by $1.5 million, principally as a result of the acquisition of the assets of AST. In fiscal 2001, we increased our credit facilities to keep pace with increased revenues, and increased our short-term borrowings by $6.2 million.

        Current and future position.    As of May 31, 2002, the Company had $19.9 million of cash and cash equivalents and $20.2 million of short-term borrowings under its various lines of credit. We believe that these funds, combined with currently available lines of credit and expected cash flows from operations, will be sufficient to meet the Company's cash needs for fiscal 2003 at current operating levels. However, if quarterly revenues increase materially, we will need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. While we currently expect to be able to raise additional working capital to support increased revenues, we cannot give any assurance that additional financing will be available on terms acceptable to the Company, or at all. Our current lines of credit are typically subject to periodic, generally annual, review, and we cannot give any assurance that our lenders will agree to renew these facilities on terms acceptable to the Company, or at all. Lenders might base a decision not to renew on general industry conditions without regard to our financial performance. In the event that our current lenders decide not to renew our current facilities, we believe that we would have access to alternate sources to enable us to meet the Company's cash needs for fiscal 2003. As of May 31, 2002, we were in violation of covenants to maintain specified interest coverage ratios on our building mortgage and on a small credit facility in The Netherlands. To resolve these issues, in June 2002, we repaid our building mortgage, and, in July 2002, we repaid a portion of our borrowing on the credit facility to reduce our borrowing to the newly agreed lower facility limit. With the exception of the reduced—approximately $1 million—credit facility in The Netherlands, as to which we do not expect to meet the interest coverage covenant at August 31, 2002, we believe that we will be able to renew our various lines of credit as they expire, and expand them as necessary. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, but we expect to meet all such other financial covenants. In addition, our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under Item I. Part 1—Risks Related to Metron. This includes, in particular, our dependence upon a few key principals and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products and collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns.

        We also intend to seek additional financing during the next twelve months to meet the Company's working capital requirements for fiscal 2004. Any inability on our part to renew and expand our existing credit facilities or to raise additional funds through public or private debt or equity financing or other sources could result in the Company not achieving its longer-term business objectives.

        We may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such significant transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders. In July 2002, in order to give ourselves additional financing flexibility, we filed a shelf registration statement covering up to $15 million of common shares.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under Item I. Part 1—Risks Related to Metron and elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our contractual cash obligations as of May 31, 2002:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2—3 Years	4—5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt including current portion	$2,689	$898	$816	$975	$—
Short-term borrowing obligations	19,396	19,396	—	—	—
Operating lease obligations	17,351	5,154	6,311	3,204	2,682
Commercial commitments	39,177	39,177	—	—	—
Deferred credits and other long-term liabilities	3,212	236	736	82	2,158

Total contractual obligations and commercial commitments for cash	$81,825	$64,861	$7,863	$4,261	$4,840

Transactions with related parties:

        Two of Metron's shareholders, FSI and Entegris, own approximately 20.7%, and 12.0%, respectively of the outstanding shares of the Company as of May 31, 2002. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2000, 2001, and 2002 such purchases totaled approximately $103.7 million, $191.4 million, and $24.4 million, respectively. At May 31, 2001, and 2002, amounts payable to these affiliates were $28.9 million and $5.8 million, respectively. At May 31, 2001, and 2002, amounts receivable from these affiliates were $0.6 million and $0.2 million, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

        In conjunction with the acquisition of T.A. Kyser Co., we assumed a note from a shareholder for purchase of retired treasury shares. The note had a remaining balance of $0.1 million at May 31, 2002, an annual interest rate of 6.65% and was paid in July 2002.

Bank Borrowing Facilities

        The following table summarizes our material borrowing facilities as of May 31, 2002:

Lender	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$10,000	$9,184	$816	3.8%
Royal Bank of Scotland	3,416	3,416	—	5.3%
Deutsche Bank	4,793	4,538	255	5.5%
ING Bank	2,127	1,212	915	6.0%
All Others	3,488	2,173	1,315	3.5 to 8.5%

Total	$23,824	$20,523	$3,301

        In June 2002, the Company's Singapore subsidiary obtained an additional $2.5 million revolving credit facility with an interest rate based on the bank prime rate plus 0.25%. As of July 2002, the ING Bank facility has been reduced to the equivalent of 1.0 million EUROS or $0.9 million US Dollars.

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

Market Risk

        At May 31, 2002, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	5,619	1,667	0.91	$109	October 2002
Israeli Shekel	—	4,572	4.27	711	June 2002
Japanese Yen	7,769	—	123.67	65	February 2003
Singapore Dollar	1,261	—	1.78	(3)	June 2002

				$882

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See information/discussion appearing under the subcaption "Market Risk" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Metron Technology N.V.

        In our opinion, the accompanying consolidated balance sheet as of May 31, 2002 and the related consolidated statement of operations, of shareholders' equity and comprehensive income (loss) and of cash flows, present fairly, in all material respects, the financial position of Metron Technology N.V. and its subsidiaries at May 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended May 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
July 8, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metron Technology N.V.:

        We have audited the accompanying consolidated balance sheet of Metron Technology N.V. and subsidiaries as of May 31, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metron Technology N.V. and subsidiaries as of May 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Mountain View, California
July 12, 2001

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Year ended May 31,
	2000	2001	2002
Net revenue	$337,551	$517,441	$232,240
Cost of revenue	276,085	425,577	186,513

Gross profit	61,466	91,864	45,727
Selling, general, administrative and other expenses	49,029	69,563	52,390
Other operating income, net of associated costs	—	1,445	5,748
Restructuring and merger costs	—	—	1,083

Operating income (loss)	12,437	23,746	(1,998)
Equity in net loss of joint ventures	(206)	(185)	(112)
Loss from impairment from investments	—	—	(1,100)
Other income (expense), net	265	(883)	(854)

Income (loss) before income taxes	12,496	22,678	(4,064)
Income tax expense (benefit)	4,744	9,703	(1,296)

Net income (loss) before cumulative effect of change in accounting principle	7,752	12,975	(2,768)
Cumulative effect of change in accounting principle	—	1,465	—

Net income (loss)	$7,752	$11,510	$(2,768)

Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.66	$0.98	$(0.22)
Cumulative effect of change in accounting principle	—	$(0.11)	—

Basic earnings (loss) per common share	$0.66	$0.87	$(0.22)

Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.60	$0.94	$(0.22)
Cumulative effect of change in accounting principle	—	$(0.11)	—

Diluted earnings (loss) per common share	$0.60	$0.83	$(0.22)

Pro forma amounts assuming change in accounting principle is applied retroactively
Net income (loss)	$6,193

Basic earnings (loss) per common share	$0.53

Diluted earnings (loss) per common share	$0.48

Weighted average number of shares
Basic	11,675	13,260	12,870
Diluted	12,896	13,793	12,870

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

	May 31,
	2001	2002
ASSETS
Cash and cash equivalents	$27,769	$19,949
Accounts receivable, net of allowance for doubtful accounts of $2,861, and $1,786, respectively	88,833	42,160
Loan to officer/shareholder	141	110
Inventories, net	56,822	52,065
Prepaid expenses and other current assets	11,657	14,244

Total current assets	185,222	128,528
Property, plant and equipment, net	16,057	25,484
Intangible assets, net	9,606	8,292
Other assets	2,614	1,332

Total Assets	$213,499	$163,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$34,490	$23,489
Amounts due to affiliates	28,913	5,788
Accrued wages and employee-related expenses	9,788	4,477
Deferred revenue	15,511	12,492
Deferred income	6,770	1,354
Short term borrowings and current portion of long-term debt	19,507	20,232
Amounts payable to shareholders	177	177
Other current liabilities	14,951	10,374

Total current liabilities	130,107	78,383
Long-term debt, excluding current portion	979	1,791
Other long-term liabilities	2,270	3,093

Total liabilities	133,356	83,267

Commitments (Note 13)	—	—
Shareholders' equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,195,787 and 14,431,238 shares, respectively Outstanding: 12,789,780 and 13,025,231 shares, respectively	38,714	39,749
Retained earnings	49,448	46,680
Cumulative other comprehensive loss	(7,427)	(5,468)
Treasury shares; 1,406,007 shares	(592)	(592)

Total shareholders' equity	80,143	80,369

Total liabilities and shareholders' equity	$213,499	$163,636

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended May 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$7,752	$11,510	$(2,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	1,465	—
Depreciation and amortization	2,754	4,747	5,058
Provision for doubtful accounts	388	2,190	(1,126)
Gain on modification of Entegris distribution agreement	—	(1,445)	(5,416)
Deferred income taxes	289	(734)	(1,079)
Loss from impairment of investments	—	—	1,100
Other	(53)	204	76
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,288)	(7,217)	47,852
Loan to officer/shareholder	(202)	124	(31)
Inventories	(15,656)	(15,636)	6,491
Prepaid expenses and other current assets	428	(855)	(1,363)
Accounts payable	7,760	3,210	(11,001)
Amounts due to affiliates	25,246	(9,459)	(23,125)
Accrued wages and employee-related expenses	1,680	2,104	(5,311)
Deferred revenue	636	8,799	(3,019)
Deferred income	—	1,750	—
Other liabilities	2,418	4,401	(4,696)

Net cash flows provided by (used in) operating activities	(5,848)	5,158	1,642

Cash flows from investing activities:
Purchases of short-term investments	(33,359)	—	—
Proceeds from sale of short-term investments	30,110	3,249	—
Additions to property, plant, and equipment	(3,460)	(9,598)	(12,236)
Proceeds from the sale of property, plant, and equipment	768	113	316
Proceeds from the sale of stock warrant	184	—	—
Additions to long-term investments	(848)	(1,011)	—
Net cash received in conjunction with the acquisition of Intec	—	1,127	—
Payment for the acquisition of Shieldcare, net of cash acquired	(9,685)	—	—
Other assets	321	(340)	(154)
Other long-term liabilities	(196)	320	236

Net cash flows provided by (used in) investing activities	(16,165)	(6,140)	(11,838)

Cash flows from financing activities:
Net increase in short-term borrowings	1,652	6,248	256
Proceeds from issuance of long-term debt	185	372	710
Principal payments on long-term debt	(309)	(385)	(435)
Principal payments on indebtedness to officer and shareholder	(874)	(89)	(62)
Proceeds from issuance of common shares	34,514	1,413	1,035

Net cash flows provided by financing activities	35,168	7,559	1,504

Effect of exchange rate changes on cash and cash equivalents	(845)	(1,719)	872

Net change in cash and cash equivalents	12,310	4,858	(7,820)
Beginning cash and cash equivalents	10,601	22,911	27,769

Ending cash and cash equivalents	$22,911	$27,769	$19,949

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Shares and Additional Paid-in Capital
				Cumulative Other Comprehensive Loss
			Retained Earnings		Treasury Shares		Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at May 31, 1999	10,104	$3,030	$30,186	$(3,130)	$(131)	$29,955
Net income			7,752			7,752	$7,752
Foreign translation adjustment				(1,679)		(1,679)	(1,679)
Release of rights under Buy-Sell Agreement		1,973				1,973
Issuance of shares:
Initial public offering	2,863	33,406				33,406
Stock option exercises	222	1,108				1,108

Balances at May 31, 2000	13,189	39,517	37,938	(4,809)	(131)	$72,515	$6,073

Net income			11,510			11,510	$11,510
Foreign translation adjustment				(2,618)		(2,618)	(2,618)
Receipt of treasury shares on modification of distribution agreement	(1,125)	(6,154)			(461)	(6,615)
Issuance of shares:
Acquisition of Intec	475	3,938				3,938
Stock option exercises and employee stock purchase plan, including related tax benefits	251	1,413				1,413

Balances at May 31, 2001	12,790	38,714	49,448	(7,427)	(592)	80,143	$8,892

Net loss			(2,768)			(2,768)	$(2,768)
Foreign translation adjustment				1,663		1,663	1,663
Unrealized gain from foreign currency froward contracts				296		296	296
Stock option exercises and employee stock purchase plan	235	1,035				1,035

Balances at May 31, 2002	13,025	$39,749	$46,680	$(5,468)	$(592)	$80,369	$(809)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        Metron Technology N.V. ("Metron" or the "Company") is a holding company organized under the laws of The Netherlands. Metron and its subsidiaries are engaged in the marketing, sales, service and provision of support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers in Europe, Asia (except Japan) and the United States. The majority of Metron's revenue is derived from sales of materials and equipment.

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States of America. Certain prior period items have been reclassified to conform with the current year presentation. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future results may differ from these estimates.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated. Assets and liabilities of the Company's foreign subsidiaries are translated to the US Dollar at the current year end exchange rates, while income and expenses are translated at the average exchange rates for the period.

  Revenue Recognition

        The Company's revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101, which was adopted by the Company as of June 1, 2000. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the precise terms of the transaction, a portion of the residual amount attributable to the equipment itself is deferred. Installation revenue and deferred equipment revenue, if any, is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

        As the result of the adoption of SAB 101, at June 1, 2000, $1,724,000 of previously recognized revenue from transactions without a defined payment date, net of $259,000 applicable taxes, was deferred. This amount has been recorded as the cumulative effect of a change in accounting principle. Revenue of $1,724,000, which was deferred as part of the cumulative effect, was recognized in the fiscal year ended May 31, 2001.

  Cumulative Other Comprehensive Income (Loss)

        Cumulative other comprehensive income (loss) consists of revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholders' equity. For the fiscal years ended May 31, 2000, and 2001, the Company had one item of cumulative other comprehensive loss related to its foreign currency translation adjustment. For the fiscal year ended May 31, 2002, the Company had two items: a foreign currency translation adjustment; and an unrealized gain from foreign currency forward contracts.

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

        A reconciliation of the shares used in the computation follows:

	Year ended May 31,
	2000	2001	2002
	(Shares in thousands)
Shares used for basic earnings (loss) per common share calculation	11,675	13,260	12,870
Shares used for stock options having a dilutive effect	1,221	533	—

Shares used for diluted earnings (loss) per common share calculation	12,896	13,793	12,870

        The share equivalents excluded from diluted earnings per share for fiscal years 2000, 2001 and 2002, because their effect was anti-dilutive, amounted to 574,800, 1,158,632 and 945,574, respectively. These amounts represent options to purchase the Company's common shares and have a weighted-average exercise price of $17.03, $8.20 and $13.45, respectively. Excluded securities could potentially dilute basic earnings per share in the future.

  Cash Equivalents

        Cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase.

  Inventories

        Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provision is made for slow-moving and obsolete items.

  Foreign Currency Hedging

        On June 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded an immaterial cumulative transition adjustment to earnings reflecting the difference between the fair value amortization of forward contract time value, rather than the straight line amortization under SFAS 52. The immaterial cumulative transition adjustment to Cumulative Other Comprehensive Income (Loss) of $41,000 for the year ended May 31, 2002, reflects the fair value of forward contracts hedging inventory purchases that were previously held off the balance sheet.

  Foreign Exchange Exposure Management

        The Company generally acquires and sells products internationally in U.S. dollars. Occasional purchases are made in foreign currency, and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of limited hedging forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS 133, hedges of anticipated transactions that are designated and documented at inception as Cash Flow Hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying (transaction) are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing, are recognized immediately in Other Income and Expense. An immaterial amount of time value and no ineffectiveness were recognized in the year ended May 31, 2002.

  Financial Instruments and Credit Risk

        The carrying value of the Company's consolidated financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

        The Company sells its products and services principally to leading, well-established semiconductor companies. Credit risk is concentrated in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company has experienced write-offs of accounts receivable, and, based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, believes it has adequately provided for potential losses, which have been within management's expectations.

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

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization is determined primarily by the straight-line method over the estimated useful life of the related asset, while leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term, as follows:

Buildings and leasehold improvements	10—50 years
Computers and software	3—7 years
Machinery, equipment, vehicles and fixtures	3—17 years

        Land is not depreciated. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Repair and maintenance costs are capitalized only if they extend the useful life of the related asset. The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and disposition. Where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of an asset. No impairment of property, plant, and equipment has been recognized in fiscal 2000, 2001 or 2002.

  Intangible Assets

        Intangible assets consist primarily of goodwill, representing the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Goodwill is amortized in selling, general, administrative and other expenses over a 10-year period, using the straight-line method. Amortization of goodwill was $617,000, $1,201,000 and $1,314,000 for the fiscal years ended May 31, 2000, 2001 and 2002, respectively.

        The Company will adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets on June 1, 2002. In the future, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will be evaluated for impairment at least annually. Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141, Business Combinations, for recognition apart from goodwill.

        As of June 1, 2002, the Company has approximately $8,292,000 of unamortized goodwill, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Under the transition provisions of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption, the quarter ending August 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period of the year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

        In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of an accounting change in the Company's consolidated income statement.

        The Company expects to complete its initial review during the first six months of fiscal 2003. Until the review is completed, the Company will not know for certain whether or not the Company will need to record an impairment charge or whether such charge, if any, will be material.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided to reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and of operating loss and tax credit carryforwards.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the final enactment date.

  Accounting for Stock Options

        The Company uses the intrinsic value-based method to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 123, Accounting for Stock Based Compensation.

2.    ACQUISITIONS

        Effective November 17, 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. Intec is a supplier of cleanroom products and manufactures cleanroom garments in Singapore and Malaysia. Metron uses the assets acquired in the transaction to continue the operations of Intec. The transaction was accounted for as a purchase, and Intec's results of operations are included in the Company's consolidated financial statements from December 1, 2000.

        As consideration for the acquisition, Metron issued 475,000 shares of the Company's common shares at an average share price of $8.29 and paid transaction costs of $300,000 for a total consideration of approximately $4,238,000. The excess of the purchase price over the approximately $3,132,000 fair value of the net identifiable assets acquired was recorded as goodwill and was being amortized on a straight-line basis over 10 years. Amortization of goodwill will cease on June 1, 2002 upon adoption of SFAS 142.

        The following unaudited pro forma financial information presents the combined results of the operations of the acquisition of Intec and the Company as if the acquisition had occurred as of the beginning of fiscal year 2000, after giving effect for the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions and the Company constituted a single entity during the past two fiscal years.

	Year ended May 31,
	2000	2001
	(unaudited)
(Dollars in thousands, except per share amounts)
Net revenue	$342,493	$525,936
Net income	$6,883	$12,337
Earnings per common share
Basic	$0.59	$0.93
Diluted	$0.53	$0.89

        In March 2002, the Company bought inventory and certain other assets of to the AG Associates RTP product line from Mattson Technologies. The value of the inventory was approximately $3,170,000.

        In May 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Stainless Technologies ("AST"). AST is a manufacturer of electro-polished stainless steel tubing and fittings. The transaction has been accounted for as a purchase, and AST's results of operations are included in the Company's consolidated financial statements from May 1, 2002. As consideration for the assets acquired, Metron assumed certain debt of AST amounting to $1,500,000 and contributed its 20% equity interest, which the Company held prior to the acquisition. Metron agreed to pay additional consideration of up to $1,200,000 in the form of the Company's common shares, if certain performance milestones are achieved over the next two fiscal years. The fair value of the net assets acquired was approximately $2,500,000. The excess of the fair value of the net assets over the consideration was approximately $404,000, has been recorded as a current liability until the amount of contingent consideration to be paid is determined.

3.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	May 31,
	2001	2002
	(Dollars in thousands)
Land	$838	$838
Buildings and leasehold improvements	7,100	11,934
Machinery, equipment, vehicles and fixtures	14,631	16,882
Computers and software	4,366	10,969
Construction in progress	2,878	2,214

	29,813	42,837
Less accumulated depreciation and amortization	13,756	17,353

Net property, plant and equipment	$16,057	$25,484

        Depreciation expense relating to property, plant and equipment for the years ended May 31, 2000, 2001 and 2002 was $2,129,000, $3,477,000 and $3,745,000, respectively.

4.    LONG-TERM INVESTMENTS

        The Company's long-term investments were as follows:

	May 31,
	2001	2002
	(Dollars in thousands)
MAP	$25	$14
AST	929	—
Abeto GmbH	699	—

Long-term investments	$1,653	$14

        Metron Technology (United Kingdom) Ltd., a wholly owned subsidiary of the Company, and WS Atkins Plc. own a 50/50 joint venture, Metron Atkins Partnership Limited ("MAP"). MAP was founded to provide services to the semiconductor industry, including but not limited to design and engineering of manufacturing facilities, facilities management and comprehensive technical support, but it is not currently active.

        During May 2000, the Company acquired an approximately 16% interest in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. During fiscal 2002, the Company assessed Abeto's ability to continue as a going concern without additional financial support. As a result of its assessment, the Company recorded an impairment loss of $699,000.

        During August 2000, the Company acquired an approximately 20% interest in Advanced Stainless Technologies, Inc. ("AST"). During fiscal 2002, we recorded a loss of $538,000 against our investment in AST. Of this loss, we recognized the estimated "other than temporary" impairment in the value of our investment of $401,000. In April 2002, we acquired certain assets and assumed certain liabilities of AST. The transaction was accounted for as a purchase, and our equity interest was contributed as part of the acquisition. (See Note 2)

5.    BORROWINGS AND DEBT

        Short-term borrowings consist of the following:

	May 31,
	2001	2002
	(Dollars in thousands)
Lines of credit	$14,652	$9,184
Short-term credit facilities	4,489	10,212
Current portion of long-term debt	366	836

Short-term borrowings and current portion of long-term debt	$19,507	$20,232

        One of the Company's subsidiaries has a line of credit facility with a bank that provides for borrowings not to exceed $10,000,000. Specific assets of the subsidiary collateralize the line of credit that expires on October 1, 2002. The interest rate for the line of credit is 2% above LIBOR and was 3.84% at May 31, 2002. The line of credit is also subject to the maintenance of certain financial ratios and minimum levels of tangible net worth. The Company has guaranteed the credit facility.

        As of May 31, 2002, the Company had $19.9 million of cash and cash equivalents and $20.2 million of short-term borrowings under its various lines of credit. In June 2002, the Company's Singapore subsidiary obtained an additional $2,500,000 revolving credit facility with an interest rate based on the bank prime rate plus 0.25%. Management believes these funds, combined with available lines of credit and expected cash flows from operations, will be sufficient to meet the Company's cash needs for fiscal 2003 at current operating levels. The Company intends to renew its various lines of credit as they expire, and will be seeking additional financing during the next twelve months to meet its cash requirements for fiscal 2003 if the Company's quarterly revenues increase significantly and for fiscal 2004. However, there can be no assurance that the Company will be able to renew existing financing or obtain new financing on terms favorable to the Company, or at all. Failure to renew existing financing or raise additional funds through public or private debt or equity financing or other sources may result in the Company not achieving its longer-term business objectives.

        Weighted average interest rates on the outstanding facilities for fiscal years 2001 and 2002 were 4.6% and 4.5%, respectively. Certain assets of subsidiaries of the Company collateralize the facilities. At May 31, 2002, the total amount available and unutilized under the Company's short-term borrowings was approximately $3,301,000. The Company and its subsidiaries have guaranteed certain short-term credit facilities.

        At May 31, 2002, the Company was in violation of covenants to maintain a specified interest coverage ratio on a building mortgage and a $2,100,000 credit facility of which $1,200,000 was outstanding at year end. In June 2002, the Company repaid the building mortgage. The Company was unable to obtain a waiver from the provider of a credit facility in the Netherlands, and by agreement with the lender, the Company subsequently reduced the level of borrowings to meet a new lower limit on the facility of approximately $1,000,000. The credit facility has an interest coverage covenant that the Company does not expect to meet at August 31, 2002.

        Long-term debt consists of the following:

	May 31,
	2001	2002
	(Dollars in thousands)
Note payable to an individual in conjunction with the acquisition of AST with an interest rate based on a bank prime rate determined quarterly (4.75% at May 31, 2002). Quarterly payments of interest only commence September 2002 through June 2004. Quarterly payments of principal and interest commence September 2004 until paid in June 2006	$—	$1,500
Building mortgage with The Royal Bank of Scotland plc with an interest rate at LIBOR plus 1.5% per annum until maturity (7.7% at May 31, 2002). Principal and interest are payable quarterly through April 2006. The mortgage was repaid in its entirety in June 2002.	$624	$524
Note payable to shareholder for purchase of retired treasury shares. The note has an interest rate of 6.65%, payable in annual installments until July 2002.	124	62
Various notes maturing through August 2006; interest rates range from 2.6% to 8.6%	659	603

	1,407	2,689
Less current portions:
Note payable to shareholder	62	62
Long-term debt	366	836

Long-term debt	$979	$1,791

        Future fiscal year ("FY") annual maturities of long-term debt are as follows: FY2003, $898,000; FY2004, $145,000; FY2005, $671,000, FY2006, $788,000 and FY2007, $187,000.

6.    MODIFICATION OF DISTRIBUTION AGREEMENT

        On January 8, 2001, the Company and Entegris, Inc. ("Entegris"), one of the Company's principals and shareholders, entered into an agreement to modify their existing distribution relationship. On February 13, 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. The Company received revenue for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement for the years ended May 31, 2000, 2001 and 2002 were $51,420,000, $75,245,000 and $4,273,000, respectively.

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

7.    RESTRUCTURING AND MERGER COSTS

        Restructuring costs of $1,083,000 incurred during fiscal 2002 comprise termination costs of $651,000 and abandonment of a lease amounting to $432,000. During fiscal 2002, we incurred $651,000 in termination costs for a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration.

        Restructuring costs of $432,000 incurred during fiscal 2002 represent the costs of an abandoned leasehold in the United States. This cost represents the estimated difference between the total discounted future sublease income and our lease commitments relating to this space. The charge is an estimate and may be adjusted if we obtain a sublease for the space and the actual sublease income is significantly different from the estimate. If we are not successful in subleasing our unused office space, we may be required to take an additional charge for the balance of the future lease cost. At May 31, 2002, no liability remained for the termination costs, and the liability pertaining to the abandoned leasehold was approximately $404,000.

8.    RELATED PARTIES

        Two of Metron's shareholders, FSI International, Inc. ("FSI") and Entegris, own approximately 20.7%, and 12.0%, respectively of the outstanding shares of the Company. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2000, 2001 and 2002 such purchases totaled approximately $103,700,000, $191,358,000 and $24,433,000, respectively. At May 31, 2001 and 2002, amounts payable to these affiliates were $28,913,000 and $5,788,000, respectively. At May 31, 2001 and 2002, amounts receivable from these affiliates were $561,000 and $164,000, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of May 31, 2002. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

        In conjunction with the acquisition of T.A. Kyser Co., the Company assumed a note from a shareholder for purchase of retired treasury shares. The note had a remaining balance of $62,000 at May 31, 2002, an annual interest rate of 6.65% and was paid in July 2002.

9.    INCOME TAXES

        The domestic and foreign components of income (loss) before taxes for each year ended May 31 are as follows:

	Years ended May 31,
	2000	2001	2002
	(Dollars in thousands)
The Netherlands	$1,791	$531	$154
Other countries:
Hong Kong	716	231	2,619
Singapore	2,045	4,580	1,401
Israel	16	932	1,274
Germany	845	7,449	537
Italy	1,870	2,811	(63)
France	2,090	2,258	(1,234)
United Kingdom	1,304	760	(2,808)
United States	1,809	2,634	(5,082)
All other countries	10	492	(862)

Income (loss) before income taxes	$12,496	$22,678	$(4,064)

        The components of income tax expense (benefit) for each year ended May 31 are as follows:

	Years ended May 31,
	2000	2001	2002
	(Dollars in thousands)
Current:
The Netherlands	$617	$278	$365
Other countries:
Israel	501	296	1,074
Singapore	730	1,370	—
Taiwan	293	441	61
Germany	(30)	3,010	34
Italy	762	1,372	(11)
United Kingdom	538	852	(13)
France	812	1,029	(600)
United States	751	1,650	(1,587)
All other countries	59	139	134

Current tax	5,033	10,437	(543)

Deferred:
The Netherlands	—	(78)	62
Other countries:
Singapore	(276)	(189)	398
Germany	796	585	243
France	(459)	(140)	219
Taiwan	(16)	(253)	(230)
United States	89	(535)	(300)
United Kingdom	—	(274)	(534)
Israel	(495)	51	(612)
All other countries	72	99	1

Deferred tax	(289)	(734)	(753)

Total income taxes	$4,744	$9,703	$(1,296)

        Significant components of the Company's deferred tax assets and liabilities are set forth below.

	May 31,
	2001	2002
	(Dollars in thousands)
Deferred tax assets (included in Other current assets and Other assets):
Deferred revenue for installation and warranty	$602	$421
Deferred income	1,185	320
Account receivable and inventory provisions	1,330	1,281
Accruals deductible when paid	2,180	2,108
Net operating loss carryforwards and other items	1,407	3,191

	6,704	7,321
Less valuation allowance	1,893	1,795

	4,811	5,526
Deferred tax liabilities primarily depreciation of property, plant, and equipment	208	261

Net deferred tax assets recorded in consolidated balance sheets	$4,603	$5,265

        At May 31, 2002, the Company had $6,923,000 in net operating loss carryforwards, primarily in Korea, which represented approximately $3,191,000 of tax benefit. Some of these benefits will begin to expire in 2007, others, depending on jurisdiction, will carryforward indefinitely.

        Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets. The net change in the valuation allowance for the years ended May 31, 2000, 2001, and 2002 was an increase (decrease) of ($833,000), $220,000 and $(98,000) respectively.

        Differences between the statutory income tax rate of The Netherlands and the Company's effective income tax rate are reconciled as follows:

	Years ended May 31,
	2000	2001	2002
Statutory income tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) in taxes resulting from:
Tax rate differential in other countries	(3.2)	2.8	(6.8)
Current year net operating losses for which no benefit is recognized	4.5	1.8	(0.6)
Utilization of prior year net operating losses for which no benefit was previously recognized	(6.0)	(0.3)	7.7
Prior year taxes assessed in current year	2.6	(0.3)	(2.7)
Amortization of goodwill	1.9	1.4	5.6
All other	3.2	2.4	(0.1)

Effective income tax rate	38.0%	42.8%	(31.9)%

10.  CAPITAL STOCK

  Treasury Shares

        In July 1998 and May 1999, two former employees exercised certain of their put rights, which required the Company to repurchase 265,801 common shares for approximately $1,152,000. In February 2001, as partial consideration for modifying the then existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to Metron. The fair market value on February 13, 2001 of the common shares transferred by Entegris was $6,615,000. (See Note 6)

  Stock Option Plans

        In fiscal 1996, the Company established an Employee Stock Option Plan to award options to managing directors and employees, and in fiscal 1997 established a Supervisory Directors' Stock Option Plan to award options to supervisory directors. In fiscal 2001 and 2002, the shareholders approved the amendment of the Employee Stock Option Plan to increase the aggregate number of common shares authorized for issuance by 1,000,000 shares for each year; the two plans are now authorized to grant options to purchase up to 4,975,000 common shares (4,750,000 shares for Managing Directors and employees and 225,000 for Supervisory Directors). The plans require that the exercise price of options be not less than the fair value of the common shares at the grant date. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised.

        There were approximately 907,625 and 82,500 shares available for future employee awards and Supervisory Director awards, respectively, at May 31, 2002. The following table summarizes award activity for the fiscal years listed:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,944,348	$5.41	2,283,369	$8.43	2,369,719	$8.65
Stock options granted	693,000	$15.73	550,250	$8.74	1,440,572	$7.24
Stock options exercised	(222,127)	$4.99	(171,363)	$3.28	(159,559)	$3.88
Awards canceled	(131,852)	$8.15	(292,537)	$10.12	(266,106)	$9.14

Outstanding, end of year	2,283,369	$8.43	2,369,719	$8.65	3,384,626	$8.24

Options exercisable at end of year	1,206,699	$4.44	1,303,667	$6.35	1,512,487	$7.71

        Summary information concerning outstanding and exercisable options as of May 31, 2002 was as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.78 — $2.78	499,948	3.1 yrs	$2.78	499,948	$2.78
$6.06 — $8.88	2,128,241	7.7 yrs	$7.22	669,659	$7.43
$10.37 — $12.00	290,187	8.0 yrs	$10.81	92,784	$10.93
$15.94 — $19.00	426,250	6.7 yrs	$16.01	230,096	$16.01
$19.01 — $29.63	40,000	7.8 yrs	$29.63	20,000	$29.63

	3,384,626			1,512,487

        All options issued during the past three years have an exercise price equal to the fair value of the common shares on the date of grant. The following weighted average fair values of options granted have been determined using the Black-Scholes option valuation method.

	Years Ended May 31,
	2000	2001	2002
Options granted	693,000	550,250	1,440,572
Weighted average exercise price	$15.73	$8.74	$7.24
Weighted average fair value, stock options	$10.41	$6.06	$4.10
Weighted average fair value, ESPP	$4.95	$2.98	$2.14

        The Company has an employee stock purchase plan ("ESPP") for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 5 percent of an employee's eligible compensation, in any plan year. Shares issued under the ESPP were approximately 79,000 and 76,000 for fiscal 2001 and 2002, respectively. At May 31, 2002, there were approximately 145,000 shares reserved for future issuance under the ESPP.

        The following pro-forma information has been prepared as if the Company had accounted for its stock options and ESPP using the fair value accounting method established by SFAS 123. Additional compensation expense arising from the application of SFAS 123 has been estimated using the Black-Scholes option valuation method from the date of grant. For purposes of the pro forma disclosures below, additional compensation cost is amortized to expense over the options' vesting period.

	Years Ended May 31,
	2000	2001	2002
	(Dollars in thousands, except per share data)
Net income (loss):
As reported	$7,752	$11,510	$(2,768)
Pro forma(a) (b)	$5,755	$8,446	$(5,570)
Earnings (loss) per common share
Basic
As reported	$0.66	$0.87	$(0.22)
Pro forma	$0.49	$0.64	$(0.43)
Diluted
As reported	$0.60	$0.83	$(0.22)
Pro forma	$0.45	$0.61	$(0.43)

(a)
Based on the following assumptions for stock option grants in fiscal years 2000, 2001, and 2002: risk-free weighted average interest rates of 6.49%, 5.82% and 4.50%, respectively; weighted average expected option lives of 6.4 years, 5.0 years and 5.0 years, respectively; and no dividend yield in each year. The minimum value method was used for grants prior to the filing of the Company's initial public offering in November 1999. For grants subsequent to the filing a volatility of 80%, 80% and 62% has been used for fiscal years ended May 31, 2000, 2001 and 2002, respectively.

(b)
Based on the following assumptions for the ESPP in fiscal years 2000, 2001, and 2002: risk-free weighted average interest rates of 5.44%, 6.24% and 2.73%, respectively; weighted average expected option lives of 6 months; and no dividend yield in each year. A volatility of 80%, 80% and 62% has been used for fiscal years ended May 31, 2000, 2001 and 2002, respectively.

11.  EMPLOYEE BENEFITS

        Most employees of the Company are covered by one of several defined contribution retirement plans. Contributions are generally based on the participant's compensation. The amount of pension expense charged to operating expenses for defined contribution plans was $862,000 in fiscal 2000, $1,070,000 in fiscal 2001 and $1,096,000 in fiscal 2002.

        Kyser previously had an employee stock ownership plan ("ESOP") for its employees. Upon the acquisition of Kyser, all Kyser shares held by the ESOP were exchanged for shares of the Company. In July 2001, the IRS approved the dissolution of the ESOP, and in October and November 2001, Kyser distributed the shares held by the ESOP to their beneficial owners.

12.  FINANCIAL INSTRUMENTS

        The carrying value of the Company's financial instruments approximate fair value. At May 31, 2002, the Company had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	5,619	1,667	0.91	$109	October 2002
Israeli Shekel	—	4,572	4.27	711	June 2002
Japanese Yen	7,769	—	123.67	65	February 2003
Singapore Dollar	1,261	—	1.78	(3)	June 2002

				$882

13.  COMMITMENTS

        At May 31, 2002, Metron was committed to spend approximately $39,177,000, principally to purchase equipment, materials and spare parts for resale.

        The Company and its subsidiaries lease certain facilities and equipment under various operating lease agreements. Future minimum payments under operating leases that have initial or remaining noncancelable lease terms of one year or more consisted of the following at May 31, 2002.

Fiscal Year	(Dollars in thousands)
2003	$5,154
2004	3,759
2005	2,552
2006	1,939
2007	1,265
Thereafter	2,682

Total minimum lease payments	$17,351

        The Company's rental expense for operating leases for the fiscal years ended May 31, 2000, 2001 and 2002, was $3,107,000, $4,276,000 and, $5,025,000, respectively.

14.  ADDITIONAL SALES INFORMATION AND CONCENTRATION OF RISK

        In fiscal 2001 and 2002, no individual customer represented sales of 10% or more of net revenue. In fiscal 2000, sales to one customer represented 10.5% of net revenues.

        A large portion of the Company's sales is made to a number of major publicly owned corporations. There is a concentration of credit risk in accounts receivable from these customers. Metron performs ongoing credit evaluations of its customers and generally does not require collateral. Credit risk associated with nonpayment from these customers is affected by conditions or occurrences within their industry. The Company believes that there is no significant credit risk with respect to these receivables.

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

Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Year ended May 31, 2000
Net revenue	$169,388	$168,163	$—	$337,551
Depreciation and amortization expense	$547	$744	$838	$2,129
Interest income	$—	$—	$1,008	$1,008
Interest expense	$—	$—	$1,760	$1,760
Income (loss) before income taxes	$11,872	$16,890	$(16,266)	$12,496
Total assets	$94,894	$69,254	$17,221	$181,369
Capital expenditures	$1,252	$1,013	$1,195	$3,460
Year ended May 31, 2001
Net revenues	$262,220	$255,221	$—	$517,441
Depreciation and amortization expense	$1,788	$740	$949	$3,477
Interest income	$—	$—	$867	$867
Interest expense	$—	$—	$1,341	$1,341
Income (loss) before income taxes	$14,910	$25,872	$(18,104)	$22,678
Total assets	$80,542	$89,699	$43,258	$213,499
Capital expenditures	$3,804	$1,418	$4,376	$9,598
Year ended May 31, 2002
Net revenues	$107,611	$124,629	$—	$232,240
Depreciation and amortization expense	$2,909	$1,031	$1,118	$5,058
Interest income	$—	$—	$397	$397
Interest expense	$—	$—	$1,323	$1,323
Income (loss) before income taxes	$4,193	$4,001	$(12,258)	$(4,064)
Total assets	$67,492	$71,017	$25,127	$163,636
Capital expenditures	$3,215	$2,504	$6,517	$12,236

Geographic information

	Year ended May 31,
	2000	2001	2002
	(Dollars in thousands)
Net revenue:
United States	$74,622	$116,984	$58,878
Germany	38,997	88,396	32,020
Singapore	50,955	58,786	28,016
United Kingdom	37,321	68,573	27,906
Israel	11,226	28,292	22,203
France	37,076	44,311	21,467
Hong Kong	39,967	45,061	13,014
The Netherlands	16,794	28,787	9,093
Other nations	30,593	38,251	19,643

Geographic totals	$337,551	$517,441	$232,240

	May 31,
	2001	2002
	(Dollars in thousands)
Fixed assets:
The Netherlands	$2,950	$10,723
United Kingdom	4,704	5,023
Singapore	3,476	2,816
United States	1,452	2,735
Other nations	3,475	4,187

Geographic totals	$16,057	$25,484

16.  SUPPLEMENTAL FINANCIAL INFORMATION

	May 31,
	2001	2002
	(Dollars in thousands)
Other current liabilities:
Customer prepayments	$1,289	$1,242
Accrued taxes including income taxes	9,059	4,391
Other	4,603	4,741

Total other current liabilities	$14,951	$10,374

	Year ended May 31,
	2000	2001	2002
	(Dollars in thousands)
Net revenue:
Product revenue	$320,843	$492,806	$202,897
Service revenues	16,708	24,635	29,343

Net revenue	$337,551	$517,441	$232,240

	Year ended May 31,
	2000	2001	2002
	(Dollars in thousands)
Other income (expense):
Foreign exchange gain (loss)	$443	$(877)	$(197)
Interest income	1,008	867	397
Interest expense	(1,760)	(1,341)	(1,323)
Miscellaneous income	574	468	269

Other income (expense)	$265	$(883)	$(854)

	Years ended May 31,
	2000	2001	2002
	(Dollars in thousands)
Supplemental cash flow information:
Cash payments for:
Interest	$1,742	$1,331	$1,317
Income taxes	$906	$5,558	$5,010
Noncash transactions:
Common stock issued for purchase of Intec	$—	$3,938	$—
Treasury stock received from Entegris on modification of distribution agreement	$—	$6,615	$—
Contribution of residual equity interest for the acquisition of AST assets	$—	$—	$404

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        Amounts have been restated for the first, second, and third quarters for the year ended May 31, 2001 due to the retroactive application of SAB 101.

	First	Second	Third	Fourth
	(Dollars in thousands)
Year ended May 31, 2001
Net revenue	$119,038	$139,492	$138,133	$120,780
Operating income	$4,161	$6,874	$8,019	$4,692
Cumulative effect of change in accounting principle	$1,465	$—	$—	$—
Net income	$885	$3,799	$4,302	$2,524
Basic earnings per common share
Before cumulative effect of change in accounting principle	$0.18	$0.28	$0.32	$0.20
Cumulative effect of change in accounting principle	$(0.11)	$—	$—	$—
Basic earnings per common share	$0.07	$0.28	$0.32	$0.20
Diluted earnings per common share
Before cumulative effect of change in accounting principle	$0.17	$0.27	$0.31	$0.19
Cumulative effect of change in accounting principle	$(0.11)	$—	$—	$—
Diluted earnings per common share	$0.06	$0.27	$0.31	$0.19
Year ended May 31, 2002
Net revenue	$74,373	$55,165	$46,733	$55,969
Operating income (loss)	$1,165	$(1,504)	$(1,722)	$63
Net income (loss)	$702	$(1,550)	$(928)	$(992)
Basic earnings (loss) per share	$0.05	$(0.12)	$(0.07)	$(0.08)
Diluted earnings (loss) per share	$0.05	$(0.12)	$(0.07)	$(0.08)

18.  RECENT ACCOUNTING PRONOUNCEMENTS

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

        The Company was required to adopt the provisions of SFAS 141 immediately and SFAS 142 on June 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

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

        In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. SFAS 146 will be adopted during the third quarter ending February 28, 2003. The provisions of EITF No. 94-3 will continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our Current Report on Form 8-K filed with the Commission on September 14, 2001 is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Supervisory and Managing Directors

        The following tables set forth, as of May 31, 2002, certain information with respect to the Supervisory Directors and Managing Directors of Metron:

Supervisory Board

Name	Age	Position
Robert R. Anderson	64	Supervisory Director
James E. Dauwalter	50	Supervisory Director
Joel A. Elftmann	62	Supervisory Director
Bruce M. Jaffe	58	Supervisory Director
Sho Nakanuma	70	Supervisory Director

        The general meeting of shareholders appoints the Supervisory Directors and at all times has the power to suspend or dismiss any Supervisory Director. Under Netherlands law, current employees of the Company cannot serve as Supervisory Directors. A resolution to appoint a Supervisory Director can only be passed upon recommendation by the Supervisory Board. Under the Metron articles, each member of the Supervisory Board holds office for a one-year term following that member's election as a member of the Supervisory Board, or until that member's earlier resignation, death or removal by a decision of a general meeting. However, a member of the Supervisory Board elected not at the general meeting of shareholders but at an extraordinary meeting of shareholders serves until the next general meeting of shareholders or until that member's earlier resignation, death or removal by a decision of the general meeting. Each member of the Supervisory Board holds office until that member's resignation, death or removal by a decision of a general meeting of shareholders. In addition, each Supervisory Director is required to resign as of the date of the general meeting of shareholders held in the year in which that director reaches the age of 72. A shareholders' resolution to suspend or dismiss a Supervisory Director must be adopted by a two-thirds majority of the valid votes cast representing more than half of the issued share capital.

        Robert R. Anderson has been a Supervisory Director of Metron since November 1995. From October 1998 through October 2000, Mr. Anderson was Chairman of the Board and from October 1998 through April 2000 Chief Executive Officer of Yield Dynamics, Inc., (YDI) a semiconductor yield management software company. Mr. Anderson was Chairman of the Board of Silicon Valley Research, a semiconductor design automation software company, from January 1994 and served as Chief Executive Officer from April 1994 until July 1995 and from December 1996 until October 1997 and as Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of equipment for semiconductor process control, in 1975 and, until his retirement in 1999, served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman. Mr. Anderson also serves as a director of MKS Instruments, Inc., a manufacturer of systems components for the semiconductor industry, Trikon Technologies, Inc., a manufacturer of semiconductor process equipment, and Aehr Test Systems, Inc., a manufacturer of semiconductor test and burn-in equipment. Mr. Anderson is a member of the Board of Trustees of Bentley College.

        James E. Dauwalter has been a Supervisory Director of Metron since November 1995 and was a Managing Director from June 1979 until November 1995. Mr. Dauwalter is the Chief Executive Officer of Entegris, Inc. which is a principal and a large minority shareholder of Metron. Mr. Dauwalter joined Fluoroware Inc., now part of Entegris, in 1973. Mr. Dauwalter also serves as a director of Nippon

Fluoroware K.K., Fluoroware-Valqua Japan K.K., Fluoroware Southeast Asia PTE Ltd., and the Community Bank of Chaska.

        Joel A. Elftmann, a co-founder of Metron, has been a Supervisory Director since November 1995 and was a Managing Director from October 1975 until November 1995. He currently serves as President of I-Tech Products LLC, a custom manufacturer of components and sub assemblies for the semiconductor industry. Mr. Elftmann was previously the Chairman of the Board of FSI International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann was a co-founder of FSI and served as a director of FSI from 1973 until January 2002. During that period he served at various times as President, CEO and Chairman of the Board. Mr. Elftmann also serves as a director of Veeco, Inc. Mr. Elftmann is a Director Emeritus and past Chairman of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry.

        Bruce M. Jaffe has been a Supervisory Director of Metron since November 2000. Mr. Jaffe is currently a private investor and consultant, and has been a director of Pemstar, Inc., a Minnesota-based global contract electronics manufacturer, since August 2000. Mr. Jaffe served as Senior Vice President and Chief Financial Officer of Bell Microproducts, Inc., a California-based distributor of mass storage and computer products, from 1997 to 1999. From 1967 to 1996, Mr. Jaffe was employed by Bell Industries, a California-based distributor of electronic components, where he held several management positions, most recently as President, Chief Operating Officer and a member of the Board of Directors. From 1965 to 1967, Mr. Jaffe was employed as an accountant by Price Waterhouse & Co. (now PricewaterhouseCoopers LLP). Mr. Jaffe holds a B.S. degree in Business from the University of Southern California and is a certified public accountant. Mr. Jaffe currently serves on the board of advisors for the University of Southern California School of Business.

        Sho Nakanuma has been a Supervisory Director of Metron since November 1999. From 1997 to 2001, Mr. Nakanuma served as Chairman of the Board of Directors of Ando Electric Company in Japan. From 1988 to 1997, Mr. Nakanuma served as President of Ando Electric Company. From 1984 to 1986, Mr. Nakanuma served as President of NEC Electronics Inc. in the United States. From 1985 to 1988, Mr. Nakanuma served as a member of the Board of Directors of NEC Corporation in Japan. Mr. Nakanuma is a member of the Board of Directors of Semiconductor Equipment and Materials International in the United States. Mr. Nakanuma holds a B.S. degree in Chemical Engineering from Kyoto University and a Ph.D. in Engineering from Tokyo University.

Managing Board

Name	Age	Position
Edward D. Segal	62	Chief Executive Officer and Managing Director
Dennis R. Riccio	51	President, Chief Operating Officer and Managing Director (designate)
Gregory M. Claeys	52	Vice President, Materials Division and Managing Director
Peter V. Leigh	57	Vice President, Finance, Chief Financial Officer and Managing Director
Keith E. Reidy	45	Vice President, Global Fab Solutions and Equipment and Managing Director

        Edward D. Segal has been a Managing Director of Metron since November 1995. He joined Metron as President and Chief Executive Officer in July 1995. Prior to joining Metron, Mr. Segal served as President and Chief Executive Officer of Transpacific Technology Corporation, a company that he founded in 1982. Mr. Segal is a member of the Board of Directors of Semiconductor

Equipment & Materials International, a trade association for suppliers to the semiconductor industry. Mr. Segal was a recipient of SEMI's prestigious Bob Graham Award in 2002, given for marketing contributions to the semiconductor materials and equipment industry. Mr. Segal holds a B.S. degree in Metallurgical Engineering from Rensselaer Polytechnic Institute.

        Dennis R. Riccio has served as President and Chief Operating Officer since January 2002. Mr. Riccio served as Senior Vice President, Global Customer Operations, for Asyst Technologies, Inc from August 1998 to December 2001. From January 1997 to August 1998, he served as President of USA Operations of Novellus Systems, Inc., a semiconductor equipment manufacturer. From 1989 to January 1997, he held various senior management positions at Applied Materials, Inc. Mr. Riccio holds a B.S. degree in Public Administration from the University of Arizona. Mr. Riccio will be nominated for election as a Managing Director at the October 2002 General Meeting of Shareholders.

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

        Peter V. Leigh has served as Vice President, Finance and Chief Financial Officer of Metron since November 1995 and has been a Managing Director of Metron since November 1996. From 1992 to 1995 Mr. Leigh served as Vice President, Finance and Chief Financial Officer of Sequus Pharmaceuticals, a publicly traded bio-pharmaceutical firm. From 1982 until 1992, Mr. Leigh served as Corporate Controller of Bio-Rad Laboratories, a publicly traded multi-national manufacturer and marketer of analytical chemistry, diagnostic and semiconductor metrology equipment and materials. Mr. Leigh holds a B.A. degree from the University of Oxford and an M.B.A. degree from the Harvard Business School.

        Keith E. Reidy has served as Vice President, Global Fab Solutions and Equipment since April 2002. He had served as Vice-President Marketing since March 1999 and has been a Managing Director of Metron since April 1999. Mr. Reidy has also served as Director, Product Development and Director, U.S. Representative Organization. Prior to joining Metron in July 1995, Mr. Reidy served as Vice President, Sales of Transpacific Technology. Mr. Reidy holds a B.S. degree in engineering from the University of California, Davis and a M.S. in engineering from Purdue University.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Supervisory Directors

        Each Supervisory Director of the Company receives a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members on a separate day). The members of the Supervisory Board of Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with Company policy. In the fiscal year ended May 31, 2002, the total compensation and expenses paid to non-employee Supervisory Directors was $38,781.71.

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

        Option grants under the Directors' Plan are non-discretionary. On April 13, 1997, each Supervisory Director then in office was automatically granted an option to purchase 15,000 Common Shares from the Directors' Plan. Subsequently, each person elected or appointed for the first time to serve as a Supervisory Director is granted an option to purchase 15,000 Common Shares from the Directors' Plan. In addition, on the date of each Annual Meeting, each member of the Company's Supervisory Board of Directors who has served as a director for at least six months and who is reelected at such Annual Meeting is automatically granted an option to purchase 3,750 Common Shares under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Shares subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised until the date upon which such optionee, or the affiliate of such optionee, has provided one year of continuous service as a director following the date of such option grant. Options vest at a rate of 25% one year after grant date and 25% each year thereafter in accordance with the terms of the grant. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction, unless the Company is the surviving entity or, if the Company is not the surviving entity, the option is assumed or an equivalent option is substituted by the successor corporation.

        During the fiscal year 2002, the Company granted options covering 18,750 shares to the Supervisory Directors of the Company, at an exercise price per share of $6.84. The fair market value of such Common Shares on the date of grant was $6.84 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of June 30, 2002, no options had been exercised under the Directors' Plan.

Compensation of Managing Directors

        The following table shows for the fiscal years ended May 31, 2000, 2001 and 2002 compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated Managing Directors (the "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		All Other Compensation($)
Edward D. Segal Chief Executive Officer and Managing Director	2002 2001 2000	286,533 307,000 298,380	— 199,032 198,550	— — —		129,832 6,078 2,701	(1) (1) (1)
Dennis R. Riccio President, Chief Operating Officer and Managing Director (designate)	2002	101,285	—	—		425	(2)
Gregory M. Claeys Vice President, Materials Division and Managing Director	2002 2001 2000	172,667 185,000 179,000	— 126,240 —	4,893 3,354 3,598	(2) (2) (2)	2,880 2,880 30,000	(3) (3) (4)
Peter V. Leigh Vice President, Finance, Chief Financial Officer and Managing Director	2002 2001 2000	182,000 195,000 182,583	— 119,991 145,950	1,179 — —	(2)	3,150 4,090 563	(3) (5) (2)
Keith E. Reidy Vice President, Marketing and Managing Director	2002 2001 2000	191,373 208,000 205,000	— 148,944 109,300	— — —		10,947 10,457 7,081	(6) (6) (6)

(1)
For 2002, represents $3,150 in payments to a defined contribution plan, $1,611 in car allowances, $1,277 in insurance premiums, $80,307 in interest on shareholder receivables, and $43,487 in tax services. For 2001, represents $3,150 in payments to a defined contribution plan, $1,836 in car allowances and $1,092 in insurance premiums. For 2000, represents $2,044 in car allowances and $657 in insurance premiums.

(2)
Represents insurance premiums.

(3)
Represents payments to a defined contribution plan.

(4)
Represents deferred bonus payouts.

(5)
Represents $940 in insurance premiums and $3,150 in payments to a defined contribution plan.

(6)
For 2002, represents $1,197 in insurance premiums, $6,600 in car allowances, and $3,150 in payments to a defined contribution plan. For 2001, represents $3,150 in payments to a defined contribution plan, $6,350 in car allowances, and $957 in insurance premiums. For 2000, represents $6,000 in car allowances, $624 in insurance premiums and $457 in commissions.

Stock Option Grants And Exercises

        The Company grants options to its executive officers under its Amended and Restated Employee Stock Option Plan. As of July 31, 2002, options to purchase a total of 3,832,119 shares were outstanding under the Option Plan and options to purchase 300,632 shares remained available for grant thereunder.

        The following tables show, for the fiscal year ended May 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION/SAR GRANTS IN FISCAL 2002

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
% of Total Options/ SARs Granted to Employees in Fiscal Year (1)
Number of Securities Underlying Options/SARs Granted (#)
Exercise Or Base Price ($/Sh)(2)
Name						Expiration Date
							5% ($)		10% ($)
Edward D. Segal(4)	20,000 100,000	1.4 7.0	% %	$ $	7.45 7.00	June 2011 December 2011	$ $	93,705 440,226	$ $	237,468 1,115,620
Dennis R. Riccio(5)	300,000	21.1%			$7.10	January 2012		$1,339,546		$3,394,671
Gregory M. Claeys(6)	6,250 45,000	0.4 3.2	% %	$ $	7.45 7.00	June 2011 December 2011	$ $	29,283 198,102	$ $	74,209 502,029
Peter V. Leigh(7)	14,063 45,000	1.0 3.2	% %	$ $	7.45 7.00	June 2011 December 2011	$ $	65,889 198,102	$ $	166,975 502,029
Keith E. Reidy(8)	14,063 45,000	1.0 3.2	% %	$ $	7.45 7.00	June 2011 December 2011	$ $	65,889 198,102	$ $	166,975 502,029

(1)
Based on options to purchase an aggregate of 1,421,822 shares granted to employees (including employee directors) during the fiscal year ended May 31, 2002. The foregoing total excludes options granted to consultants and non-employee directors.

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

(4)
6.25% of the shares subject to Mr. Segal's option grants vested on September 1, 2001, and March 11, 2002, respectively, and 6.25% of such shares vest every quarter during the four years thereafter.

(5)
6.25% of the shares subject to Mr. Riccio's option grants vested on April 7, 2002, and 6.25% of such shares vest every quarter during the four years thereafter.

(6)
6.25% of the shares subject to Mr. Claeys's option grants vested on September 1, 2001, and March 11, 2002, respectively, and 6.25% of such shares vest every quarter during the four years thereafter.

(7)
6.25% of the shares subject to Mr. Leigh's option grants vested on September 1, 2001, and March 11, 2002, respectively, and 6.25% of such shares vest every quarter during the four years thereafter.

(8)
6.25% of the shares subject to Mr. Reidy's option grants vested on September 1, 2001, and March 11, 2002, respectively, and 6.25% of such shares vest every quarter during the four years thereafter.

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise(#)	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward D. Segal	20,500	$135,490	443,572	183,876	$2,463,120	$741,400
Dennis R. Riccio	—	—	18,750	281,250	$45,375	$680,625
Gregory M. Claeys	—	—	99,607	61,643	$149,323	$89,389
Peter V. Leigh	—	—	89,446	78,617	$434,380	$361,365
Keith E. Reidy	17,000	$127,670	68,446	78,617	$292,840	$361,365

(1)
The value realized is based on the fair market value of the Company's Common Shares on the exercise date minus the exercise price.

(2)
The valuations are based on the fair market value of the Company's Common Shares on May 31, 2002 of $9.52, minus the exercise price of the options.

Employment Agreements and Termination of Employment Arrangements

        Each of the Named Executive Officers is employed pursuant to an employment contract with a subsidiary of Metron, which is incorporated in his country of residence. As a consequence of the fact that the Company was reporting operating losses, all Named Executive Officers agreed to accept a 10% reduction in their current base salaries effective October 1, 2001 for an indefinite period. The reductions remained in effect as of the end of fiscal year 2002.

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

        Dennis R. Riccio is employed pursuant to an employment contract entered into in November 2001 with MTC and with the Company. The employment contract provides that Mr. Riccio will serve as a Managing Director of the Company and as the Company's President and Chief Operating Officer at an annual salary of not less than $280,000. The agreement also provides for Mr. Riccio's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Riccio against any liability to which he may be subject for claims, damages, judgments, losses, liabilities, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Riccio would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is expressly prohibited under applicable law or prohibited by Metron's Articles or MTC's charter. If Mr. Riccio's employment is terminated by MTC without cause or by Mr. Riccio for good reason or due to disability, in exchange for Mr. Riccio's signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

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

        Gregory M. Claeys is employed pursuant to an employment contract entered into in July 1998 with Kyser, MTC and the Company. The employment contract provides that Mr. Claeys will serves as President of Kyser at an annual salary of not less than $170,000. The agreement also provided for the Company's grant of an option to purchase 90,000 Common Shares to Mr. Claeys upon execution of the contract. Under the agreement, Mr. Claeys participates in an annual incentive compensation plan approved by the Supervisory Board and an incentive compensation plan for employees of Kyser and for other usual and customary benefits. The Company and MTC agree to indemnify Mr. Claeys against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as an employee, officer, director or agent in which services are rendered to Kyser. However,

Mr. Claeys would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by Kyser's charter.

Compensation Committee Interlocks and Insider Participation

        The Company's compensation committee consists of Messrs. Anderson, Dauwalter, Elftmann and Nakanuma.

        None of the current members of the Company's compensation committee is an officer or employee of the Company. Mr. Elftmann is President of I-Tech Products LLC and was recently the Chairman of the Board of FSI International, Inc., one of the Company's principals and shareholders. Mr. Dauwalter is President of Entegris, Inc., one of the Company's principals and shareholders. See "Certain Transactions" for a more detailed description of the relationship between the Company and each of FSI and Entegris.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Shares as of July 31, 2002 by: (i) each Supervisory Director and nominee for Supervisory Director; (ii) each Managing Director named in the Summary Compensation Table and the nominee for Managing Director; (iii) all Managing Directors and Supervisory Directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Shares. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their Common Shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of each shareholder is c/o Metron Technology N.V., 1350 Old Bayshore Highway, Suite 210, Burlingame, California 94010.

Name and Address	Common Shares as of July 31, 2002	Total Shares Beneficially Owned (1)	Percentage
Entegris, Inc.(2)	1,565,687	1,590,061	12.2%
3500 Lyman Boulevard
Chaska, MN 55318
FSI International, Inc.(3)	2,690,687	2,715,061	20.8%
322 Hazeltime Drive
Chaska, MN 55318
Joel A. Elftmann	0	0	—
James E. Dauwalter(4)	1,566,687	1,591,061	12.2%
Robert R. Anderson(5)	42,237	66,611	*
Sho Nakanuma(6)	0	8,438	*
Bruce M. Jaffe(7)	2,000	5,750	*
Edward D. Segal(8)	596,298	1,055,370	8.1%
Dennis R. Riccio(9)	10,000	47,500	*
Keith E. Reidy(10)	72,856	153,374	1.2%
Peter V. Leigh(11)	30,300	131,818	1.0%
Gregory M. Claeys(12)	126,606	239,496	1.8%
All Supervisory Directors and Managing Directors as a group (10 persons)(13)	2,446,984	3,299,418	25.3%

*
Represents beneficial ownership of less than one percent of the Company's Common Shares.
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 13,042,231 Common Shares outstanding as of July 31, 2002, together with applicable options for such shareholder. Common Shares subject to options currently exercisable, or exercisable within 60 days of July 31, 2002, are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Includes 24,374 shares issuable to Mr. Dauwalter pursuant to an agreement between Mr. Dauwalter and Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.
(3)
Includes 24,374 shares issuable to FSI pursuant to options exercisable within 60 days of July 31, 2002.
(4)
Mr. Dauwalter is Chief Executive Officer of Entegris. The shares listed includes 1,565,687 shares held by Entegris and 24,374 shares issuable pursuant to options exercisable within 60 days of July 31, 2002. Mr. Dauwalter disclaims beneficial ownership of all shares held by Entegris and of all shares issuable pursuant to the exercise of options, pursuant to an agreement with Entegris in which Mr. Dauwalter assigned ownership rights to all shares issuable upon exercise of the options to Entegris.
(5)
Consists of 42,237 shares held by Mr. Anderson and 24,374 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(6)
Consists of 8,438 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(7)
Consists of 2,000 shares held by Mr. Jaffe and 3,750 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(8)
Consists of 466,770 shares held by Mr. Segal, 129,528 shares held by Segal Investments LP, an investment partnership of which Mr. Segal is the Managing Partner, and 459,072 shares issuable pursuant to options exercisable within 60 days of July 31, 2002. Mr. Segal disclaims beneficial ownership of the shares held by Segal Investments LP.
(9)
Consists of 10,000 shares held by Mr. Riccio, and 37,500 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(10)
Consists of 72,856 shares held by Mr. Reidy, and 80,518 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(11)
Consists of 30,300 shares held by Mr. Leigh, and 101,518 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(12)
Consists of 126,606 shares held by Mr. Claeys, and 112,890 shares issuable pursuant to options exercisable within 60 days of July 31, 2002.
(13)
Includes an aggregate of 852,434 shares issuable pursuant to options exercisable within 60 days of July 31, 2002. Also includes an aggregate of 1,565,687 shares held by Entegris and 129,528 shares owned by the investment partnership of Mr. Segal.

Equity Compensation Plan Information

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of May 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	3,384,626	$8.24	1,134,862	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,384,626	$8.24	1,134,862	(1)

(1)
Includes 990,125 shares reserved for issuance pursuant to options and 144,737 employee stock purchase plan shares available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Transactions with FSI

        As of May 31, 2002, FSI International, Inc. ("FSI") held approximately 20.7% of the Company's outstanding shares. In fiscal and 2001 and 2002 products from FSI accounted for 25%, and 12% of the Company's revenue, respectively. In addition, Mr. Elftmann, a Supervisory Director of the Company, was Chairman of the Board of FSI until January 2002.

        Distribution Agreement.    In March 1998, the Company and FSI entered into a distribution agreement which has been amended to reflect FSI's sale of its chemical management division in July 1999. Pursuant to the terms of this agreement, FSI and the Company agreed that, with some exceptions, the Company would distribute some of FSI's products and related spare parts in specific countries primarily in Europe and Asia. Either party may terminate the agreement by providing at least 12 months' prior written notice.

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

        Other Agreements.    FSI is also party to an investor rights agreement which grants FSI registration rights pursuant to the shares it owns. The investor rights agreement terminates by its terms on November 19, 2002. As a Supervisory Director of the Company, Mr. Elftmann receives yearly option grants. In addition, Mr. Elftmann agreed to convey title to the option (if this is permitted by its terms) and any shares received upon exercise of the option to FSI or to sell the shares and remit the proceeds to FSI upon FSI's request.

Transactions with Entegris

        As of May 31, 2002, Entegris, Inc. ("Entegris") held approximately 12.0% of the Company's outstanding shares, and in fiscal 2001 and 2002, products from Entegris accounted for 25% and 13% of the Company's revenue, respectively. In addition, Mr. Dauwalter, a Supervisory Director of the Company, is President and Chief Operating Officer of Entegris.

        Distribution Agreements.    On January 8, 2001 the Company and Entegris entered into an agreement to modify their existing distribution relationship. Pursuant to that agreement, Entegris agreed to transfer to the Company 1,125,000 common shares of Metron and make cash payments totaling $1.75 million to the Company over a 15-month period. On February 13, 2001, the Company and Entegris entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. Pursuant to the transition agreement, Metron received revenue (either in the form of a 10% sales commission or a discount off the sales list price, which ranges from 5% to 40% depending on the product) for orders received before the above dates and shipped within the 90 days following these dates. In addition, on March 1, 2001, the Company and Entegris entered into a new distribution agreement, under which the Company will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements. The distribution agreement will continue until August 31, 2005 and renew automatically for successive five-year terms. The parties may terminate the agreement early under certain circumstances or, with 12 months' notice, at the end of the then-current term. Pursuant to the distribution agreement, Entegris has agreed to sell products to the Company at a 10% to 40% discount from the published list price, depending on the product. If Entegris asks the Company to act as a manufacturer's sales representative, Entegris will provide the Company with a commission structure for those sales.

        Other Agreements.    Entegris is also party to an investor rights agreement which grants Entegris registration rights pursuant to the shares it owns. The investor rights agreement terminates by its terms on November 19, 2002. As a Supervisory Director of the Company, Mr. Dauwalter receives yearly option grants. In connection with Mr. Dauwalter's service as the Executive Vice President of Fluoroware, he has entered into an agreement with Fluoroware pursuant to which he agrees to exercise his options to purchase common shares of the Company at the request of Fluoroware, to vote the shares received upon exercise of the options as directed by Fluoroware and to hold title to these shares only as a nominee for Fluoroware, without any beneficial right, ownership, or interest in the shares. In addition, Mr. Dauwalter agreed to convey title to the option (if this is permitted by its terms) and any shares received upon exercise of the option to Fluoroware or to sell the shares and remit the proceeds to Fluoroware upon the request of Fluoroware.

Indebtedness of Management

        In July 1995, Edward D. Segal, President and Chief Executive Officer entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000. Under the TIA, Mr. Segal is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by Mr. Segal.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.    Financial Statements

        The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 39 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules

        The financial statement schedule "Schedule II—Valuation and Qualifying Accounts" is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

        All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

3.    Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit Number		Description of Document
2.1	(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998
2.2	(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited
2.3	(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998
2.4	(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998
3.1	(i)	Articles of Association of the Registrant and translation thereof
4.1	(i)	Reference is made to Exhibits 3.1, 10.23, 10.24 and 10.26
4.2	(i)	Specimen Common Share Certificate
10.1	(i)	1997 Supervisory Directors' Stock Option Plan
10.2	(i)	Form of 1997 Supervisory Directors' Stock Option Agreement
10.3	(i)	Amended and Restated Metron Technology N.V. Employee Stock Option Plan
10.4	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom)
10.5	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States)
10.6	(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom)
10.7	(i)	Aufhebungs und Ruhestandsvertrag (Cancellation and Early Retirement Agreement) between Metron Technology (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof
10.8	(i)	Share Purchase Agreement (CME) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.9	(i)	Share Purchase Agreement (CMK) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.10	(i)	Agreement to Terminate Joint Venture Agreements and Distribution Agreement between FSI International, Inc. and Metron Technology B.V. dated May 18, 1999

10.11	(i)	FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.
10.12	(i)	Distribution Agreement dated July 6, 1995 between Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now Metron Technology N.V.)
10.13	(i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company
10.14	(i)	Form of Employment Agreement among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal, Michael A. Grandinetti, Peter V. Leigh and Keith Reidy
10.15	(i)	Managing Director Service Agreement between Metron Technology (U.K.) Ltd. and John Christopher Levett-Prinsep dated May 1, 1996.
10.16	(i)	Employment Agreement dated July 13, 1998 among T.A. Kyser Co., Metron Technology Corporation, Metron Technology B.V. and Garry Hendricks
10.17	(i)	Metron Technology Employee Stock Purchase Plan
10.18	(i)	T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997
10.19	(i)	Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Trust
10.20	(i)	T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997
10.21	(i)	Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.22	(i)	Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.23	(i)	Investors Rights Agreement dated July 6, 1995 among Metron Semiconductors Europa B.V. and the Investors as defined therein
10.24	(i)	Accession Agreement dated October 15, 1998 among Metron Technology B.V., the Original Parties as defined therein, Segal Investments, L.P., M. Segal, N. Segal, M. Segal as trustee of the Matthew Dean Segal 1997 Trust and N. Segal as trustee of the Matthew Dean Segal 1997 Trust
10.25	(i)	Confirmation Agreement dated October 15, 1998 among Metron Technology B.V. and the Investors as defined in the Investor Rights Agreement of July 6, 1995
10.26	(i)	Accession Agreement dated July 13, 1998 among Metron Technology B.V., the Stockholders and the Signing Stockholders as defined therein
10.27	(i)	Consent Agreement dated July 13, 1998 among Metron Technology B.V. and the Investors as defined therein
10.28	(i)	Incentive Compensation Plan for Edward D. Segal FY2000
10.29	(i)	Incentive Compensation Plan for Michael A. Grandinetti FY2000
10.30	(i)	Incentive Compensation Plan for Peter V. Leigh FY2000
10.31	(i)	Incentive Compensation Plan for J. Christopher Levett-Prinsep FY2000
10.32	(i)	Incentive Compensation Plan for Keith Reidy FY2000
10.33	(i)	Amended and Restated Buy and Sell Agreement among Metron Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.
10.34	(i)	Form of Indemnification Agreement among Metron Technology B.V. and the Investors as defined therein
10.35	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.36	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Michael A. Grandinetti
10.37	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Peter V. Leigh

10.38	(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Keith Reidy
10.39	(iii)	Tax Indemnification Agreement dated July 6, 1995 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.40	(iv)	Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd.
10.41	(v)	Agreement, dated as of January 8, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.42	(v)	Transition Agreement, dated as of February 13, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.43	(v)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.44	(v)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.
10.45		Employment Agreement dated November 1, 2001 among Metron Technology N.V., Metron Technology Corporation and Dennis Riccio
16.1	(vi)	Letter, dated as of September 14, 2001, from KPMG LLP, the Registrant's former accountants, to the Securities and Exchange Commission.
21.1	(i)	List of Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants
23.2		Consent of KPMG LLP, independent auditors
24.1		Power of Attorney (included on signature page)
99.1	(ii)	Press Release, dated as of March 3, 2000, entitled "Metron Technology Acquires Critical Parts Cleaning Business"
99.2		Certification (not deemed filed)

(i)
Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)
Incorporated by reference from the Company's Form 10-K/A, filed with the Commission on September 15, 2000, and incorporated herein by reference.

(iv)
Filed as an exhibit to the Company's Form 10-Q, filed with the Commission on January 16, 2001, and incorporated herein by reference.

(v)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 2, 2001, and incorporated herein by reference.

(vi)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on September 14, 2002, and incorporated herein by reference.

(b)
Reports on Form 8-K: none

(c)
See Exhibits listed under Item 14(a)(3).

(d)
Not applicable. See Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on August 14, 2002.

METRON TECHNOLOGY N.V.
By:	/s/ EDWARD D. SEGAL Edward D. Segal President and Chief Executive Officer and Managing Director (Principal Executive Officer)
By:	/s/ PETER V. LEIGH Peter V. Leigh Vice President, Finance and Chief Financial Officer and Managing Director (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward D. Segal and Peter V. Leigh, and each or any one of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission this Annual Report on Form 10-K, (ii) act on, sign and file such certificates and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. ANDERSON	Supervisory Director	August 14, 2002
/s/ JAMES E. DAUWALTER	Supervisory Director	August 14, 2002
/s/ JOEL A. ELFTMANN	Supervisory Director	August 14, 2002
/s/ BRUCE M. JAFFE	Supervisory Director	August 14, 2002

/s/ SHO NAKANUMA	Supervisory Director	August 14, 2002
/s/ EDWARD D. SEGAL	Chief Executive Officer and Managing Director (Principal Executive Officer)	August 14, 2002
/s/ PETER V. LEIGH	Vice President, Finance and Chief Financial Officer and Managing Director (Principal Financial and Accounting Officer)	August 14, 2002

Metron Technology N.V.
Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
		Additions
COL. A	COL. B	COL. C		COL. D	COL. E
	(In Thousands)
Deducted from asset accounts:
Year ended May 31, 2000:
Allowance for doubtful accounts	$1,312	$388	$—	$1,014	$685

Inventory valuation allowance	$6,007	$1,560	$—	$2,456	$5,111

Deducted from asset accounts:
Year ended May 31, 2001:
Allowance for doubtful accounts	$685	$2,400	$—	$224	$2,861

Inventory valuation allowance	$5,111	$4,932	$—	$1,796	$8,247

Deducted from asset accounts:
Year ended May 31, 2002:
Allowance for doubtful accounts	$2,861	$789	$—	$1,864	$1,786

Inventory valuation allowance	$8,247	$4,066	$—	$4,186	$8,127

QuickLinks

PART I
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
  Segment information
  Geographic information
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Supervisory Board
  ITEM 11. EXECUTIVE COMPENSATION
OPTION/SAR GRANTS IN FISCAL 2002
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
Metron Technology N.V. Schedule II—Valuation and Qualifying Accounts