Form 10-Q
period 2002-08-31
METRON TECHNOLOGY N V
filed 2002-10-15
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
OR
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
Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2002
Common shares, par value EURO 0.44 per share	13,042,231

METRON TECHNOLOGY N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share)

	Three months ended
	August 31 2001	August 31 2002
Net revenue	$74,373	$64,320
Cost of revenue	60,112	52,890

Gross profit	14,261	11,430
Selling, general, administrative, and other expenses	14,450	14,250
Other operating income, net of associated costs	1,354	1,354

Operating income (loss)	1,165	(1,466)
Equity in net income (loss) of joint ventures	(10)	17
Loss from impairment of investment	(401)	—
Other income (expense), net	(299)	(462)

Income (loss) before income taxes	455	(1,911)
Provision (benefit) for income taxes	(247)	508

Net income (loss)	$702	$(2,419)

Earnings (loss) per common share
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)
Weighted average number of shares
Basic	12,829	13,038
Diluted	13,255	13,038

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three months ended
	August 31 2001	August 31 2002
Net income (loss)	$702	$(2,419)
Other comprehensive income (loss)
Foreign currency translation	1,429	1,378
Gain (loss) from foreign currency forward contracts	(24)	443

	1,405	1,821

Comprehensive income (loss)	$2,107	$(598)

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands except share and per share data)

	May 31, 2002	August 31, 2002
ASSETS
Cash and cash equivalents	$19,949	$12,090
Accounts receivable	42,160	43,252
Loan to officer/shareholder	110	110
Inventories, net	52,065	48,223
Prepaid expenses and other current assets	14,244	14,847

Total current assets	128,528	118,522
Property, plant, and equipment, net	25,484	26,328
Intangible assets, net	8,292	8,292
Other assets	1,332	1,144

Total Assets	$163,636	$154,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$23,489	$20,283
Amounts due to affiliates	5,788	6,502
Accrued wages and employee-related expenses	4,477	4,601
Deferred revenue	12,492	9,078
Deferred income	1,354	—
Short-term borrowings and current portion of long-term debt	20,232	18,993
Amounts payable to shareholders	177	115
Other current liabilities	10,374	9,878

Total current liabilities	78,383	69,450
Long-term debt, excluding current portion	1,791	1,736
Other long-term liabilities	3,093	3,259

Total liabilities	83,267	74,445

Commitments	—	—
Shareholders' equity:
Preferred shares	—	—
Common shares and additional paid-in capital	39,749	39,819
Retained earnings	46,680	44,261
Cumulative other comprehensive loss	(5,468)	(3,647)
Treasury shares	(592)	(592)

Total shareholders' equity	80,369	79,841

Total Liabilities and Shareholders' Equity	$163,636	$154,286

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three months ended
	August 31 2001	August 31 2002
Cash flows used for operating activities:
Net income (loss)	$702	$(2,419)
Adjustments to reconcile net income (loss) for items currently not affecting operating cash flows:
Depreciation and amortization	1,258	1,279
Provision for doubtful accounts	126	(57)
Provision for inventory valuation	5	323
Gain on modification of Entegris distribution agreement	(1,354)	(1,354)
Deferred income taxes	(79)	428
Loss on impairment of investment	401	—
Other	(3)	(16)
Changes in assets and liabilities:
Accounts receivable	24,783	(993)
Inventories	598	3,671
Prepaid expenses and other current assets	(1,001)	(832)
Accounts payable	(12,278)	(3,206)
Amounts due affiliates	(8,378)	714
Accrued wages and employee-related expenses	(2,504)	124
Deferred revenue for installation and warranty	(1,344)	(3,414)
Other current liabilities	(1,389)	(496)

Net cash flows used for operating activities	(457)	(6,248)

Cash flows used for investing activities:
Additions to property, plant, and equipment	(1,593)	(1,649)
Proceeds from the sale of property, plant, and equipment	37	97
Other assets	(33)	55
Other long-term liabilities	107	118

Net cash flows used for investing activities	(1,482)	(1,379)

Cash flows used for financing activities:
Payments on short-term borrowings, net	(4,494)	(633)
Proceeds from issuance of long-term debt	97	32
Principal payments on long-term debt	(83)	(745)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	219	70

Net cash flows used for financing activities	(4,323)	(1,338)

Effect of exchange rate changes on cash and cash equivalents	925	1,106

Net change in cash and cash equivalents	(5,337)	(7,859)
Beginning cash and cash equivalents	27,769	19,949

Ending cash and cash equivalents	$22,432	$12,090

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Information

        The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the SEC.

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

        A reconciliation of the shares used in the computation follows:

	Three months ended
	August 31 2001	August 31 2002
	(Shares in thousands)
Shares used for basic earnings per common share	12,829	13,038
Shares used for stock options having a dilutive effect	426	—

Shares used for diluted earnings per share	13,255	13,038

        Options to purchase 1,872,000 and 3,834,000 common shares of the Company were excluded from the calculation of diluted earnings per share for the three month period ended August 31, 2001 and 2002, respectively, because their effect was anti-dilutive. For the three-month periods ended August 31, 2001 and 2002, these anti-dilutive securities had a weighted-average exercise price of $10.68 and $8.21, respectively. Excluded securities could potentially dilute earnings per share in the future.

  Revenue Recognition

        The Company's revenues consist primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the precise terms of the transaction, a portion of the residual amount attributable to the equipment itself is deferred. Installation revenue and deferred equipment revenue, if any, is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

2. CREDIT FACILITIES COVENANTS

        At August 31, 2002, we were in violation of a covenant on a $1.0 million credit facility in The Netherlands. We intend to fully repay the $1,000,000 credit facility in The Netherlands within our second fiscal quarter. At August 31, 2002 we were also in violation of a covenant in the United States with Compass Bank for which we obtained a waiver. In October 2002, Compass Bank has agreed to extend its $10 million facility through March 2003. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        As of August 31, 2002, the Company had $12.1 million of cash and cash equivalents and $19.0 million of short-term borrowings under its various lines of credit. All of our lines of credit are payable on demand or subject to periodic, generally annual, review. While we believe that our current lines of credit (other than the credit facility in The Netherlands) will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities would impair the Company's ability to fund its current operations and to achieve its longer-term business objectives.

3. GOODWILL

        On June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets determined to have an indefinite useful life and acquired in a purchase business combination are not to be amortized and should be evaluated for impairment at least annually.

        As of August 31, 2002, the Company has approximately $8,292,000 of unamortized goodwill, which is subject to transition provisions of SFAS 142. The Company has not amortized goodwill during the quarter ended August 31, 2002. Under the transition provisions of SFAS 142, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company has begun performing the first step and expects to complete its initial review during the first six months of fiscal 2003. Until the review is completed, the Company will not know for certain whether or not the Company will need to record an impairment charge or whether such charge, if any, will be material.

        As a result of the restructuring activities described in note 5, the Company will perform an interim assessment of the carrying value of goodwill in the quarter ending November 30, 2002.

        The following table presents the impact of SFAS 142 on net income (loss) and earnings (loss) per common share had SFAS 142 been in effect for all periods.

	Three months ended
	August 31 2001	August 31 2002
Net income (loss)	$702	$(2,419)
Amortization of goodwill	309	—

Net income (loss) without goodwill amortization	$1,011	$(2,419)

Basic earnings (loss) per common share as reported	$0.05	$(0.19)
Basic earnings (loss) per common share without goodwill amortization	$0.08	$(0.19)
Diluted earnings (loss) per common share as reported	$0.05	$(0.19)
Diluted earnings (loss) per common share without goodwill amortization	$0.08	$(0.19)

4. SEGMENT AND GEOGRAPHIC DATA

        Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments are the equipment division, which includes certain specialized process chemicals, spare part sales and equipment service; the materials division, which includes components used in construction and maintenance; and other, which includes finance, administration and corporate functions.

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

  Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended August 31, 2001
Net revenues	$39,387	$34,986	$—	$74,373
Income (loss) before tax	$2,393	$1,504	$(3,442)	$455
Three months ended August 31, 2002
Net revenues	$30,753	$33,567	$—	$64,320
Income (loss) before tax	$556	$1,275	$(3,742)	$(1,911)
Assets	$66,905	$65,624	$21,757	$154,286

  Geographic information

	Three months ended
	August 31 2001	August 31 2002
	(Dollars in thousands)
Net revenues:
United States	$16,805	$19,857
Singapore	8,223	11,747
Germany	11,579	7,178
France	6,194	6,238
United Kingdom	9,504	4,727
The Netherlands	2,640	2,627
Hong Kong	6,960	2,454
Other nations	12,468	9,492

Geographic totals	$74,373	$64,320

	May 31 2002	August 31 2002
	(Dollars in thousands)
Fixed assets:
The Netherlands	$10,723	$11,369
United Kingdom	5,023	5,129
Singapore	2,816	3,076
United States	2,735	2,722
Other nations	4,187	4,032

Geographic totals	$25,484	$26,328

5. SUBSEQUENT EVENTS

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Effective March 1, 2003 ("closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while Metron will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $15.1 million and $8.6 million for the quarters ended August 31, 2001 and 2002, respectively, and $36.0 million for the year ended May 31, 2002.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to Metron, and has agreed to advance an additional $1.0 million subject to the review of the FSI inventory held by the Company. On the closing date of the agreement, the advance will be applied toward the repurchase by FSI of inventory and equipment that Metron acquired under the current distribution arrangement. Additionally, FSI has agreed to pay to Metron on the closing date of the agreement an early termination fee of approximately $2.75 million. Subject to approval by Metron's shareholders, FSI will surrender at closing approximately 1,154,000 of Metron common shares now owned by FSI as the form of consideration for the termination fee, resulting in a reduction of FSI's current ownership of approximately 20.6% of Metron's outstanding common shares to approximately 11.8%.

        The Company expects that approximately 90 Metron employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia will transfer to FSI with the closing of the transition agreement.

        Separately, in October 2002, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125. The Company expects to identify and notify the affected employees by the end of the Company's second quarter, which ends November 30, 2002. The Company estimates the restructuring cost for the employee reduction will be between $2.0 million and $2.5 million.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risk factors set forth in this report under Part II, Item 5—Risks Related to Metron. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes, included elsewhere in this report, and our Consolidated Financial Statements and the related Notes for our fiscal year ended May 31, 2002, which are included in Metron's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed with the SEC.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia (except Japan) and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 33% of our shares as of August 31, 2002, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as reorganization under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the equipment distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia. In March 2002, we purchased the AG Associates rapid thermal processing ("RTP") product line and associated assets from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings.

        We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. In general, we recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation and warranty obligations, and, depending on the terms of the sale, we sometimes also defer a portion of the sales price attributable to the equipment. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer's fab personnel, and we amortize the deferred warranty revenue over the applicable warranty period. We recognize service revenue in the periods the services are rendered to customers.

        In each of our three month periods ended August 31, 2001 and 2002, a majority of our revenue came from the sale of products from six or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 17.2% and 10.8% of total revenue for the three months ended August 31, 2001 and 2002, respectively. Revenue from the sale of products manufactured by Entegris was 13.1% and 14.5% of total revenue for the three months ended August 31, 2001 and 2002, respectively. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics was 9.7% and 13.5% of total revenue for the three months ended August 31, 2001 and 2002, respectively. In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 20.6% and 12.0%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Effective March 1, 2003 ("closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while Metron will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $15.1 million and $8.6 million for the quarters ended August 31, 2001 and 2002, respectively, and $36.0 million for the year ended May 31, 2002.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to Metron and has agreed to advance an additional $1.0 million subject to the review of the FSI inventory held by the Company.. On the closing date of the agreement, the advance will be applied toward the repurchase by FSI of inventory and equipment that Metron acquired under the current distribution arrangement. Additionally, FSI has agreed to pay to Metron on the closing date of the agreement an early termination fee of approximately $2.75 million. Subject to approval by Metron's shareholders, FSI will surrender at closing approximately 1,154,000 of Metron common shares now owned by FSI as the form of consideration for the termination fee, resulting in a reduction of FSI's current ownership of approximately 20.6% of Metron's outstanding common shares to approximately 11.8%.

        The Company expects that approximately 90 Metron employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia will transfer to FSI with the closing of the transition agreement.

        Separately, in October 2002, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125. The Company expects to identify and notify the affected employees by the end of the Company's second quarter, which ends November 30, 2002. The Company estimates the restructuring cost for the employee reduction will be between $2.0 million and $2.5 million.

        We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three month periods ended August 31, 2001 and 2002:

	Three months ended
	August 31 2001	August 31 2002
	(Dollars in thousands)
Net revenue
Europe	$40,008	$27,416
Asia	17,560	17,048
United States	16,805	19,856

Total net revenue	$74,373	$64,320

	Three months ended
	August 31 2001	August 31 2002
	(Percentage of net revenue)
Net revenue
Europe	53.8%	42.6%
Asia	23.6	26.5
United States	22.6	30.9

Total net revenue	100.0%	100.0%

        We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, and later of the AG Associates RTP products, we added new revenue categories; revenue from the cleaning of shields used in the manufacturing of semiconductors and revenue from the sale of legacy equipment that we manufacture ourselves. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions. In the majority of cases where the equipment is externally sourced, i.e. is manufactured by one of our principals, the equipment is shipped directly to the customer by the manufacturer. As a result, our equipment revenues are significantly affected by the pattern of capital spending by customers, the timing of customer orders, the timing of product shipments by the equipment manufacturer, and the timing of customer acceptances.

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

        Goodwill.    As a result of some of our business acquisitions, we have recorded approximately $8.3 million in goodwill. The determination of the value of such intangible assets requires us to make estimates and assumptions regarding future cash flows. During fiscal 2002, we amortized $1.3 million of goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets became effective on June 1, 2002. Goodwill will no longer be amortized with the adoption of SFAS 142. In lieu of amortization, we are required to perform an impairment review of our goodwill using a two-step test. The initial step is to identify any potential impairment in the first half of fiscal 2003. The second step measures the impairment loss, if any, and must be completed by the end of fiscal 2003. An impairment review of goodwill will be performed annually thereafter. We expect to complete our initial review during the first six months of fiscal 2003. Until the review is completed, we will not know for certain whether or not we will need to record an impairment charge, or whether such charge, if any, will be material. As a result of the restructuring activities announced in October 2002, the Company will perform an interim assessment of the carrying value of goodwill in the quarter ending November 30, 2002.

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

Results of Operations

        During the fourth quarter of fiscal 1999 the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenues, we recorded operating losses during the second and third quarters of fiscal 2002. While operations were slightly positive in our fourth quarter, we experienced an operating loss for fiscal 2002 as a whole. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Accordingly, we did not reduce our operating expenses in the first quarter of our fiscal 2003. We now expect that revenues for the second quarter of fiscal 2003 will fall below the level of the first quarter of fiscal 2003. As a result, as discussed above, we recently announced plans to reduce the number of our employees by approximately 125. The Company expects to identify and notify the affected employees by the end of the Company's second quarter, which ends November 30, 2002.

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

        The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three month periods ended August 31, 2001 and 2002.

	Three months ended
	August 31 2001	August 31 2002
Net revenue	100.0%	100.0%
Cost of revenue	80.8	82.2

Gross margin	19.2	17.8
Selling, general, administrative, and other expenses	19.4	22.2
Other operating income, net of associated costs	1.8	2.1

Operating margin	1.6%	(2.3)%

        The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended
	August 31 2001	August 31 2002
Net revenue (Dollars in millions)
Equipment division	$39.4	$30.7
Materials division	35.0	33.6
Net revenue
Equipment division	53.0%	47.8%
Materials division	47.0	52.2
Gross margins
Equipment division	20.1%	15.7%
Materials division	18.3	19.6

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

Net Revenue

        Equipment division.    The equipment division's net revenue for the three months ended August 31, 2002 was $30.7 million, a decrease of $8.7 million or 21.9% from the three months ended August 31, 2001. While the United States equipment revenues more than doubled, revenues in Europe and Asia were lower due to the slowdown of the semiconductor industry.

        Materials division.    The materials division's net revenue for the three months ended August 31, 2002 was $33.6 million, a decrease of $1.4 million or 4.1% from the three months ended August 31, 2001. The division's revenues were flat in Asia, but revenues in Europe and the United States were lower compared to the three months ended August 31, 2001. Materials revenues tend to track wafer starts, the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using. Both metrics are currently weak.

Gross Margins

        Equipment division.    The equipment division's gross margin for the three months ended March 31, 2002 was 15.7%, a decrease from 20.1% for the three months ended August 31, 2001. The decrease in gross margin for the three months ended August 31, 2002, when compared to the same period in fiscal 2001, was due principally to reduced margins service as a result of lower installation revenues, coupled with a reduction in commission revenue. Spare parts margins improved.

        Materials division.    The gross margin of the materials division increased 130 basis points for the three months ended August 31, 2002 compared to the three months ended August 31, 2001. The increase was due primarily to improved material margins in the United States.

Expenses

        Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses for the three months ended August 31, 2002 were $14.3 million, down $0.2 million from the $14.5 million incurred in the three months ended August 31, 2001. Approximately $0.3 million of amortization of goodwill was included in the fiscal quarter ended August 31, 2001. With the adoption of SFAS 142, goodwill is no longer being amortized, and accordingly, for the fiscal quarter ended August 31, 2002, SG&A does not included any amortization of goodwill. The increase in the value of the EURO and British Pound caused approximately $0.6 million of the increase in SG&A costs in the fiscal quarter ended August 31, 2002 when compared to the fourth quarter of the prior fiscal year. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, and depreciation. Our SG&A expenses are a function principally of our total headcount. Approximately 60% of SG&A expenses consist of salaries and other employment-related costs.

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

        As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 shares of the Metron common shares it owned to us, and agreed to make cash payments totaling $1.75 million over a 15-month period. The total gain of $8.4 million has been recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represents the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6.6 million of the gain, which was equal to their fair market value on February 13, 2001. During the first quarter of fiscal 2003, we recognized the final installment of the gain on the Entegris agreement.

        Loss on impairment of investment.    In our fiscal first quarter of 2002, we recorded a loss of $0.4 million against our equity investment in Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of specialty stainless steel tubing. Like many suppliers to the semiconductor industry, AST was hard hit by the swiftness and severity of the downturn, and, with no recovery in sight, we recognized the estimated other than temporary impairment of the value of our investment.

        Other Income (Expense).    The following table summarizes the components of other income (expense) for indicated periods.

	Three months ended
	August 31 2001	August 31 2002
	(Dollars in thousands)
Foreign exchange—related costs	$(191)	$(228)
Interest income	170	36
Interest expense	(352)	(259)
Miscellaneous income (expense)	74	(11)

Other income (expense)	$(299)	$(462)

        We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended August 31, 2001 and August 31, 2002, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

        Interest income represents primarily earnings on our available cash balances. Our interest expense for the same periods decreased primarily as the result of reduced borrowings.

        Provision for Income Taxes.    The overall tax provision of $0.5 million for the three months ended August 31, 2002 includes a $1.3 million dollar increase in the valuation allowance for deferred tax assets for certain jurisdictions where recovery is in doubt.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at August 31, 2002 totaled $49.1 million as compared to $50.1 million at May 31, 2002. Our cash balances decreased to $12.1 million at August 31, 2002 from $19.9 million at May 31, 2002. Our current ratio, current assets divided by current liabilities, was 1.6 at May 31, 2002 and 1.7 at August 31, 2002.

        Operating Activities.    In the three months ended August 31, 2002, we used cash totaling $6.2 million in our operating activities. Of this amount, the net change in assets and liabilities represented $4.5 million: within this amount, deferred revenue decreased by a net $3.4 million, all of which represents revenue from the sale of a single piece of equipment that was previously deferred. Our net loss plus non-cash income statement items totaled $(1.8) million. In the three months ended August 31, 2001, we used cash totaling $0.5 million in our operating activities. Our net income plus non-cash income statement items totaled $1.0 million, which was more than offset by the net decrease of $(1.5) million in assets and liabilities.

        Investing Activities.    Our capital expenditures for property, plant and equipment totaled $1.6 million for the first quarter of 2002 and 2003. In our fiscal quarter 2002 and 2003, we invested $0.8 million and $0.6 million, respectively, in our new operations management information system. To date, we have invested $8.3 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over a 24 to 30 month period. We expect that our capital expenditures in fiscal 2003 will total approximately $3.0 million.

        Financing Activities.    During the first quarters of fiscal 2002 and 2003, we repaid $4.5 million and $0.6 million, respectively, on our short-term borrowing facilities. During the three-month period ending August 31, 2002, we also repaid $0.7 million of our long-term debt, the majority of which was the repayment of the mortgage on our building in Scotland. In addition, in the first fiscal quarter of fiscal 2002 and 2003, we received $0.2 million and $0.1 million, respectively, from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees.

        Current and future position.    As of August 31, 2002, the Company had $12.1 million of cash and cash equivalents and $19.0 million of short-term borrowings under its various lines of credit. At August 31, 2002, we were in violation of a covenant on a $1.0 million credit facility in The Netherlands. We intend to fully repay the $1,000,000 credit facility in The Netherlands within our second fiscal quarter. At August 31, 2002 we were also in violation of a covenant in the United States with Compass Bank for which we obtained a waiver. In October 2002, Compass Bank has agreed to extend its $10 million facility through March 2003. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. However, a breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        All of our lines of credit are payable on demand or subject to periodic, generally annual, review. While we believe that our current lines of credit (other than the credit facility in The Netherlands) will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after March 2003 on favorable terms, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities could impair the Company's ability to fund its current operations and to achieve its longer-term business objectives. If one or more of our significant credit facility lenders demands repayment of all or a significant portion of the related indebtedness, it is unlikely that the Company would have the cash resources necessary to repay such indebtedness when due.

        While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company's working capital position, we intend to raise from external sources at least $5.0 million to $7.0 million by the end of our fiscal quarter ending February 28, 2003. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, this could result in the Company having insufficient working capital to meet the Company's cash needs for fiscal 2003.

        If quarterly revenues increase materially, we will also need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. We also intend to seek additional financing during fiscal 2003 to meet the Company's working capital requirements for fiscal 2004. While we currently believe that we can raise additional working capital as needed, we cannot give any assurance that working capital will be available on terms acceptable to the Company, or at all. While the Company does not currently intend to issue additional equity securities or debt securities convertible into equity to address our current need for working capital, if we determine that we need to do so, the issuance of additional equity or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities may have rights, preferences and privileges that are senior to those of our existing common shares. In July 2002, in order to provide the Company with financing flexibility, we filed a shelf registration statement covering up to $15 million of common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

        In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under Part II, Item 5—Risks Related to Metron. These risks include, in particular, our dependence upon a few key principals and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products and collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns.

        In addition to our intent to raise capital to fund our current operations in fiscal 2003 and 2004, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. We do not currently have any specific plans, agreements or commitments related to any such significant transaction and are not currently engaged in any negotiations related to any such transaction. We have no plans to pay any dividends on our common shares and intend to retain all of our future profits to fund future growth.    If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under Part II, Item 5—Risks Related to Metron and elsewhere in this Report on Form 10-Q.

        The following table summarizes our contractual cash obligations as of August 31, 2002:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt including current portion	$1,966	$230	$761	$975	$—
Short-term borrowing obligations	18,763	18,763	—	—	—
Operating lease obligations	17,080	4,501	6,244	3,273	3,062
Commercial commitments	36,504	36,504	—	—	—
Deferred credits and other long-term liabilities	3,259	238	753	82	2,186

Total contractual obligations and commercial commitments for cash	$77,572	$60,236	$7,758	$4,330	$5,248

Transactions with related parties:

        Two of Metron's shareholders, FSI and Entegris, own approximately 20.6%, and 12.0%, respectively of the outstanding shares of the Company as of August 31, 2002. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the fiscal quarter ended August 31, 2002 such purchases totaled approximately $11.3 million. At May 31, 2002, and August 31, 2002, amounts payable to these affiliates were $5.8 million and $6.5 million, respectively. At May 31, 2002, and August 31, 2002, amounts receivable from these affiliates were $0.2 million.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and, as a "US person," the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

        In conjunction with the acquisition of T.A. Kyser Co., we assumed a note from a shareholder for purchase of retired treasury shares. The note had a remaining balance of $62,000 at May 31, 2002, an annual interest rate of 6.65% and was paid in July 2002.

        The following table summarizes our material borrowing facilities as of August 31, 2002:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$10,000	$8,959	$1,041	3.85%
HSBC	2,500	1,000	1,500	2.75%
Deutsche Bank	4,921	1,700	3,221	5.50%
Royal Bank of Scotland	3,871	2,792	1,079	5.25%
Bank Leumi	1,539	1,013	526	4.50%
All Others	4,057	3,765	292	3.5 to 8.5%

Total	$26,888	$19,229	$7,659

Effect of Currency Exchange Rate and Exchange Rate Risk Management

        A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While many of our international sales are denominated in dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Market Risk

        At August 31, 2002, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars in thousands)
Euro	7,021	5,905.97		$83	January 2003
Israeli Shekel	—	4,644	4.71	(18)	September 2002
Japanese Yen	7,112	—	125.71	376	February 2003
British Pound	5,264	—	1.53	28	September 2002
Singapore Dollar	1,440	542	1.74	(4)	October 2002

				$465

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

        As of August 31, 2002, the Company had $19.0 million of short-term borrowings under its various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain minimum ratios. At August 31, 2002, we were in violation of covenants on two credit facilities, one in the United States and the other in The Netherlands. We obtained a waiver from the lender in the United States, but were unable to obtain a waiver from the lender in The Netherlands. As a result, we will repay the approximately $1 million balance of the facility in The Netherlands within the second quarter. We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities, even if and as modified. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        All of our lines of credit are payable on demand or subject to periodic, generally annual, review. While we believe that our current lines of credit (other than the credit facility in The Netherlands) will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all.

In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after March 2003 on favorable terms, or at all.

        Any failure to retain our existing credit facilities or enter into replacement facilities would impair the Company's ability to fund its current operations and to achieve its longer-term business objectives. If one or more of our significant credit facility lenders demands repayment of all or a significant portion of the related indebtedness, it is unlikely that the Company would have the cash resources necessary to repay such indebtedness when due.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

        As of August 31, 2002, the Company had $12.1 million of cash and cash equivalents and $19.0 million of short-term borrowings under its various lines of credit. While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company's working capital position, we intend to raise from external sources at least $5.0 million to $7.0 million by the end of our fiscal quarter ending February 28, 2003. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, the Company may have insufficient working capital to meet the Company's cash needs for fiscal 2003.

        If quarterly revenues increase materially, we will also need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. We also intend to seek additional financing during fiscal 2003 to meet the Company's working capital requirements for fiscal 2004.

        We cannot give any assurance that working capital will be available on terms acceptable to the Company, or at all. While the Company does not currently intend to issue additional equity securities or debt securities convertible into equity to address our current need for working capital, if we determine that we need to do so, the issuance of additional equity or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities may have rights, preferences and privileges that are senior to those of our existing common shares. In July 2002, in order to provide the Company with financing flexibility, we filed a shelf registration statement covering up to $15 million of common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

        In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flow from operations is subject to risks and uncertainties, including the risks and uncertainties discussed in these "Risks Related to Metron."

        In addition to our intent to raise capital to fund our current operations in fiscal 2003 and 2004, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations. The issuance of additional equity or debt securities convertible into equity could result in dilution to our existing shareholders.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed in these "Risks Related to Metron" and elsewhere in this Report on Form 10-Q.

We are dependent on a few key principals for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key principals could seriously harm our business.

        If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the quarter ended August 31, 2002, 10.8% of our total revenue was generated from the sale of products manufactured by FSI, 14.5% represented the sale of products manufactured by Entegris and 15.6% represented the sale of products manufactured by Cabot Microelectronics. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Effective March 1, 2003 ("closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while Metron will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $15.1 million and $8.6 million for the quarter ended August 31, 2001 and 2002, respectively, and $36.0 million for the year ended May 31, 2002.

        Under the terms of the transition agreement, FSI will advance up to $4.0 million in cash to Metron. On the closing date of the agreement, the advance will be applied toward the repurchase by FSI of inventory and equipment that Metron acquired under the current distribution arrangement. Additionally, FSI has agreed to pay to Metron on the closing date of the agreement an early termination fee of approximately $2.75 million. Subject to approval by Metron's shareholders, FSI will surrender at closing approximately 1,154,000 of Metron common shares now owned by FSI as the form of consideration for the termination fee. FSI's current ownership of 20.6% of Metron's common shares will be reduced to approximately 11.8%.

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

  •
  the failure of a principal's business.

        We have lost principals in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe and Asia (except Israel); the effective date of the transition will be March 1, 2003.

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

Failure to close the transition agreement with FSI could negatively impact the business of Metron and the market price of Metron common shares.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia effective March 1, 2003. If the transition agreement does not close for any reason, Metron may be subject to a number of material risks, including:

  •
  the market price of Metron common shares may decline to the extent that the current market price reflects a market assumption that the transition will be completed;

  •
  costs related to the transition agreement, such as legal fees, must be paid even if the transition is not completed; and

  •
  the diversion of management form the day-to-day business of Metron and the unavoidable disruption to its employees and its relationships with customers during the transition period may make it difficult for Metron to regain its market position if the transition does not occur.

We may not be able to successfully implement our restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees.

        In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide. Workforce reductions, including the one we announced in October 2002, could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

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

        Our operating expense levels are based in significant part on our head count, which is generally driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of lay-offs and the costs of recruiting and training, our head count in the short-term is, to a large extent, fixed. In addition, approximately half of our employees are in Europe, and the costs associated with any reductions of our labor force in Europe are high. As a result of these factors, we were unable to reduce employment costs in a timely manner to compensate for the cyclical revenue or gross margin shortfall we have suffered during the current downturn, which has had a material adverse effect on our operating results. Although we announced in October 2002 that we would be reducing our workforce by approximately 125 employees worldwide, we cannot assure you that we will be able to reduce employment costs sufficiently to compensate for future cyclical revenue shortfall.

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

  •
  Charges to Earnings for Goodwill and Tax Deferred Assets.  As a result of our restructuring activities, we may be required to incur an impairment charge in connection with the value of our goodwill once we complete our assessment of the carrying value of goodwill. We also may need to provide additional valuation allowances for our tax deferred assets for jurisdictions where the recovery of the is in doubt. Each of these events could negatively impact our results.

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

        As of August 31, 2002, FSI owned 20.6%, and Entegris owned 12.0% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

Our share price is volatile.

        The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

  •
  failure to meet our publicly stated expectations or the published expectations of securities analysts for a given quarterly period;

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          99.1    Certification (not deemed filed).

  (b)
  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended August 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.
Date: October 15, 2002	/s/ PETER V. LEIGH
Peter V. Leigh Vice President, Finance Signing on behalf of the registrant and as principal accounting officer

        I, Edward D. Segal, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Metron Technology N.V.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/s/ EDWARD D. SEGAL Edward D. Segal Chief Executive Officer

        I, Peter V. Leigh, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Metron Technology N.V.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/s/ PETER V. LEIGH Peter V. Leigh Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
METRON TECHNOLOGY N.V. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands except share and per share data)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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