Form 10-Q/A
period 2002-08-31
METRON TECHNOLOGY N V
filed 2002-11-01
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2002
Common shares, par value EURO 0.44 per share	13,042,231

METRON TECHNOLOGY N.V.

INDEX

		Page No.
Part I.	Financial Information
Item 4.	Controls and Procedures	3

EXPLANATORY NOTE

This amendment on Form 10-Q/A adds a new Item 4 to Part I of the Quarterly Report of Metron Technology N.V. (the "Company") on Form 10-Q previously filed for the quarter ended August 31, 2002 (the "Prior Report"), and together these two filings constitute the Quarterly Report of the Company for the quarter ended August 31, 2002 and are referred to herein as the "quarterly report".

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) conducted within 90 days of the date of filing this quarterly report, the Company's Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.
Date: November 1, 2002	/s/ PETER V. LEIGH

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

Date: November 1, 2002	/s/ EDWARD D. SEGAL

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

Date: November 1, 2002	/s/ PETER V. LEIGH

Peter V. Leigh Chief Financial Officer

QuickLinks

METRON TECHNOLOGY N.V. INDEX
EXPLANATORY NOTE
  ITEM 4. CONTROLS AND PROCEDURES
SIGNATURE