Form 10-Q
period 2002-11-30
METRON TECHNOLOGY N V
filed 2003-01-14
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
OR
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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2002
Common shares, par value EUR 0.44 per share	13,121,222

METRON TECHNOLOGY N.V.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands except per share)

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
Net revenue	$55,165	$56,804	$129,538	$121,124
Cost of revenue	44,938	46,243	105,050	99,133

Gross profit	10,227	10,561	24,488	21,991
Selling, general, administrative, and other expenses	12,434	14,492	26,884	28,742
Restructuring costs	651	1,792	651	1,792
Other operating income, net of associated costs	1,354	—	2,708	1,354

Operating loss	(1,504)	(5,723)	(339)	(7,189)
Equity in net earnings (loss) of joint ventures	(35)	19	(45)	36
Loss from impairment of investment	—	—	(401)	—
Other expense, net	(192)	(424)	(490)	(886)

Loss before income taxes	(1,731)	(6,128)	(1,275)	(8,039)
Benefit for income taxes	(181)	(765)	(427)	(257)

Net loss	$(1,550)	$(5,363)	$(848)	$(7,782)

Loss per common share
Basic loss per common share	$(0.12)	$(0.41)	$(0.07)	$(0.60)

Diluted loss per common share	$(0.12)	$(0.41)	$(0.07)	$(0.60)

Weighted average number of shares
Basic	12,841	13,044	12,835	13,041
Diluted	12,841	13,044	12,835	13,041

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands)

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
Net loss	$(1,550)	$(5,363)	$(848)	$(7,782)
Other comprehensive income (loss)
Foreign currency translation	(1,050)	19	330	1,397
Loss from foreign currency forward contracts	(99)	(470)	(75)	(27)

Comprehensive loss	$(2,699)	$(5,814)	$(593)	$(6,412)

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	May 31, 2002	November 30, 2002
ASSETS
Cash and cash equivalents	$19,949	$14,287
Accounts receivable	42,160	42,956
Loan to officer/shareholder	110	110
Inventories, net	52,065	51,841
Prepaid expenses and other current assets	14,244	15,267

Total current assets	128,528	124,461
Property, plant, and equipment, net	25,484	25,405
Goodwill	8,292	8,292
Other assets	1,332	1,128

Total Assets	$163,636	$159,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$23,489	$22,272
Amounts due affiliates	5,788	6,923
Accrued wages and employee-related expenses	4,477	5,299
Deferred revenue for equipment, installation, and warranty	12,492	17,651
Deferred income	1,354	—
Short term borrowings and current portion of long-term debt	20,232	16,941
Amounts payable to shareholders	177	115
Other current liabilities	10,374	10,986

Total current liabilities	78,383	80,187
Long-term debt, excluding current portion	1,791	1,709
Other long-term liabilities	3,093	3,242

Total liabilities	83,267	85,138

Commitments	—	—
Shareholders' Equity:
Preferred shares	—	—
Common shares and additional paid-in capital	39,749	39,940
Retained earnings	46,680	38,898
Cumulative other comprehensive loss	(5,468)	(4,098)
Treasury shares	(592)	(592)

Total shareholders' equity	80,369	74,148

Total Liabilities and Shareholders' Equity	$163,636	$159,286

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended
	November 30, 2001	November 30, 2002
Cash flows from (used for) operating activities:
Net loss	$(848)	$(7,782)
Adjustments to reconcile net loss for items currently not affecting operating cash flows:
Depreciation and amortization	2,385	2,641
Provision for doubtful accounts	(311)	89
Provision for inventory valuation	72	390
Gain on modification of Entegris distribution agreement	(2,708)	(1,354)
Deferred income taxes	(301)	(10)
Loss on impairment of investment	401	—
Other	57	(59)
Changes in assets and liabilities:
Accounts receivable	38,942	(840)
Amounts due from affiliates	(866)	—
Inventories	9,224	(22)
Prepaid expenses and other current assets	(212)	(811)
Accounts payable	(17,161)	(1,217)
Amounts due affiliates	(15,464)	1,135
Accrued wages and employee-related expenses	(3,334)	822
Deferred revenue for equipment, installation, and warranty	(3,134)	5,159
Advance from affiliate	—	3,000
Other current liabilities	(2,342)	(2,388)

Net cash flows from (used for) operating activities	4,400	(1,247)

Cash flows used for investing activities:
Additions to property, plant, and equipment	(4,651)	(2,126)
Proceeds from the sale of property, plant, and equipment	57	165
Other	(10)	188

Net cash flows used for investing activities	(4,604)	(1,773)

Cash flows used for financing activities:
Payments on short-term borrowings, net	(3,388)	(2,680)
Proceeds from issuance of long-term debt	174	52
Principal payments on long-term debt	(238)	(800)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	350	192

Net cash flows used for financing activities	(3,164)	(3,298)

Effect of exchange rate changes on cash and cash equivalents	221	656

Net change in cash and cash equivalents	(3,147)	(5,662)
Beginning cash and cash equivalents	27,769	19,949

Ending cash and cash equivalents	$24,622	$14,287

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Information

        The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. ("Metron" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. Certain prior period items have been reclassified to conform with the current presentation. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the SEC.

  Loss Per Share

        Basic loss per common share are based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented, the reported net loss was used in the computation of basic and diluted earnings per common share.

        A reconciliation of the shares used in the computation follows:

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Shares in thousands)
Shares used for basic earnings per common share	12,841	13,044	12,835	13,041
Potential common shares having a dilutive effect	—	—	—	—

Shares used for diluted earnings per common share	12,841	13,044	12,835	13,041

        Options to purchase 2,794,213 common shares of the Company were excluded from the calculation of diluted earnings per share for both the three- and six-month periods ended November 30, 2001, because their effect was anti-dilutive. For both of these periods, these anti-dilutive securities have a weighted-average exercise price of $8.43.

        Options to purchase 3,762,444 and 3,212,751 common shares of the Company were excluded from the calculation of diluted earnings per share for the three- and six-month periods ended November 30, 2002, respectively, because their effect was anti-dilutive. The anti-dilutive securities for these periods have a weighted-average exercise price of $7.70 and $9.53, respectively.

        As part of the acquisition of certain assets and liabilities of Advanced Stainless Technologies ("AST"), the Company agreed to pay additional consideration of up to $1,200,000 in the form of the Company's common shares, if certain performance milestones are achieved for the two fiscal years ended May 31, 2004. These shares were excluded from the calculation of diluted earnings per share for the three- and six- month periods ended November 30, 2002, respectively, because their effect was anti-dilutive.

  Revenue Recognition

        The Company's revenues consist primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the precise terms of the transaction, the entire transaction or a portion of the residual amount attributable to the equipment itself is deferred. Installation revenue and deferred equipment revenue, if any, is recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

  Inventories

        Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provision is made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31, 2002	November 30, 2002
	(Dollars in thousands)
Equipment, spare parts and material inventory, net	47,772	41,496
Equipment pertaining to deferred revenue	4,293	10,345

Inventories, net	52,065	51,841

2.    CREDIT FACILITIES COVENANTS

        At November 30, 2002, we were in violation of a covenant with Compass Bank for which we obtained a waiver. In October 2002, Compass Bank agreed to extend its $10 million facility through March 2003. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        As of November 30, 2002, the Company had $14.3 million of cash and cash equivalents and $16.9 million of short-term borrowings under its various lines of credit. All of our lines of credit are payable on demand or subject to periodic, generally semi-annual or annual, review. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. In particular, we cannot assure you that the Compass Bank Facility will continue to be available to the Company after March 2003 on favorable terms, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities would impair the Company's ability to fund its current operations and to achieve its longer-term business objectives.

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

        As of November 30, 2002, the Company had approximately $8.3 million of unamortized goodwill. The Company has not amortized goodwill since June 1, 2002. Under the transition provisions of SFAS 142, the Company performed an assessment to test the carrying value of goodwill and other intangible assets for impairment. The assessment determined the fair value of reporting units based on discounted cash flow. Additionally, during the quarter ended November 30, 2002, an interim assessment of the carrying value of goodwill was performed as a result of the Company's restructuring and an agreement providing for the early termination of the distribution agreements with FSI International, Inc. as described in notes 4 and 5. This assessment of fair value was determined using expected future cash flows after taking into account the anticipated lost revenue from FSI. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired.

        The Company's market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below net book value (NBV) since July 2002 and substantially below NBV for the four-month period ended November 30, 2002. Should this situation continue for an extended period of time, the Company will have to reconcile its estimates of the fair value of its assets and liabilities to the lower market capitalization. Such analysis may indicate that the Company's long lived assets, including goodwill could be impaired. The following table presents the impact of SFAS 142 on net loss and loss per common share had SFAS 142 been in effect for all periods.

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Dollars in thousands, except for per share amounts)
Net loss	$(1,550)	$(5,363)	$(848)	$(7,782)
Amortization of goodwill	310	—	$619	—

Net loss without goodwill amortization	$(1,240)	$(5,363)	$(229)	$(7,782)

Basic loss per common share as reported	$(0.12)	$(0.41)	$(0.07)	$(0.60)
Basic loss per common share without goodwill amortization	$(0.10)	$(0.41)	$(0.02)	$(0.60)
Diluted loss per common share as reported	$(0.12)	$(0.41)	$(0.07)	$(0.60)
Diluted loss per common share without goodwill amortization	$(0.10)	$(0.41)	$(0.02)	$(0.60)

4.    TRANSITION AGREEMENT WITH FSI

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the "closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while the Company will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $6.9 million and $5.1 million for the quarters ended November 30, 2001 and 2002, respectively, and $19.8 million and $12.1 million for the six-month periods ended November 30, 2001 and 2002, respectively.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to the Company, which was included in other current liabilities at November 30, 2002. On the closing date, the advance will be applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. Additionally, FSI has agreed to pay to the Company on the closing date an early termination fee. FSI will surrender at closing up to 1,154,000 of the Company's common shares now owned by FSI with a maximum value of $2.75 million as the form of consideration for the termination fee, resulting in a reduction of FSI's current ownership of approximately 20.5% of the Company's outstanding common shares to approximately 11.7%.

        The Company expects that approximately 93 employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia will transfer to FSI on the closing date.

5    RESTRUCTURING COSTS

        Restructuring costs of $0.7 million incurred during our second quarter of fiscal 2002 represented termination costs for 56 employees. The equipment division reduced its headcount by 27 employees, the materials division terminated 17 employees, and 12 terminated employees were part of finance and administration.

        During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees expected to be transferred to FSI. During the quarter ended November 30, 2002, the Company incurred $1.8 million of the restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on the abandonment of certain facilities. The equipment division reduced its headcount by 63 employees, the materials division terminated 3 employees, and 22 terminated employees were part of finance and administration. At November 30, 2002, 55 employees had left the Company. In certain countries, early termination of employees is determined by statute, which delays the restructuring process. The Company expects that the restructuring costs associated with the termination of the remaining employees in its third fiscal quarter will be approximately $0.5 million to $0.6 million.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Total
	(Dollars in thousands)
Accrued restructuring costs
Amounts accrued	$1,530	$262	$1,792
Amounts paid	$431	—	431

Remaining accrual	$1,099	$262	$1,361

6.    SEGMENT AND GEOGRAPHIC DATA

        Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments represent the equipment division, which includes certain specialized process chemicals, spare part sales and equipment service; the materials division, which includes components used in construction and maintenance; and other, which includes finance, administration and corporate functions.

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

Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended November 30, 2001
Net revenue	$27,318	$27,847	$—	$55,165
Income (loss) before income taxes	$18	$1,857	$(3,606)	$(1,731)
Three months ended November 30, 2002
Net revenue	$25,784	$31,020	$—	$56,804
Income (loss) before income taxes	$(1,830)	$1,522	$(5,820)	$(6,128)
Six months ended November 30, 2001
Net revenue	$66,705	$62,833	$—	$129,538
Income (loss) before income taxes	$3,152	$4,286	$(8,713)	$(1,275)
Total Assets	$80,054	$65,453	$20,450	$165,957
Six months ended November 30, 2002
Net revenue	$56,537	$64,587	$—	$121,124
Income (loss) before income taxes	$(1,274)	$4,150	$(10,915)	$(8,039)
Total Assets	$75,393	$62,628	$21,265	$159,286

Geographic information

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Dollars in thousands)
Net revenue:
United States	$14,888	$17,092	$31,693	$36,949
Singapore	5,398	7,573	13,621	19,320
Germany	8,155	8,585	19,734	15,763
France	3,998	6,901	10,192	13,139
United Kingdom	8,192	4,934	17,696	9,661
Israel	6,359	2,896	13,671	6,721
The Netherlands	1,438	2,309	4,078	4,936
Hong Kong	1,915	1,116	8,875	3,570
Other nations	4,822	5,398	9,978	11,065

Geographic totals	$55,165	$56,804	$129,538	$121,124

	May 31, 2002	November 30, 2002
	(Dollars in thousands)
Fixed assets:
The Netherlands	$10,723	$11,271
United Kingdom	5,023	4,695
Singapore	2,816	2,883
United States	2,735	2,582
Other nations	4,187	3,974

Geographic totals	$25,484	$25,405

7.    INCOME TAXES

        At each balance sheet date, the Company assesses the recoverability of tax assets based on its ability to carryback the temporary differences to recover taxes previously paid, if any, or its ability to generate sufficient future taxable income in the relevant tax jurisdiction. If it is determined that the recoverability of the deferred tax asset is in doubt, a valuation allowance is recorded. During the quarter ended November 30, 2002, the Company recorded a valuation allowance of $0.8 million against the deferred tax assets in one jurisdiction. During the six months ended November 30, 2002 the Company recorded valuation allowances of $2.1 million against previously recorded deferred tax assets. At November 30, 2002, the Company had net deferred tax assets of $5.6 million. The Company regularly updates its estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

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

        In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. SFAS 146 will be adopted during the third quarter ending February 28, 2003. The provisions of EITF No. 94-3 will continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45

requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the third quarter ending February 28, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on the Company's future results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 must be adopted by the Company by June 1, 2004. The Company is assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risk factors set forth in this report under Part II, Item 5—Risks Related to Metron. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes, included elsewhere in this report, and our Consolidated Financial Statements and the related Notes for our fiscal year ended May 31, 2002, which are included in Metron's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed with the SEC.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia (except Japan) and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 33% of our shares as of November 30, 2002, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as reorganization under common control, and purchased Transpacific Technology Corporation ("TTC") and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the equipment distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition ("PVD") equipment for a well-known supplier of automated systems for chemical vapor deposition ("CVD"). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia. In March 2002, we purchased the AG Associates rapid thermal processing ("RTP") product line and associated assets from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings.

        We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. In general, we recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer a portion of our equipment revenue associated with our installation and warranty obligations, and, depending on the terms of the sale, we sometimes also defer the entire amount attributable to the equipment or a portion of the sales price attributable to the equipment. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer's fab personnel, and we amortize the deferred warranty revenue over the applicable warranty period. We recognize service revenue in the periods the services are rendered to customers.

        In each of our three and six-month periods ended November 30, 2001 and 2002, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 12.6% and 9.0% of total revenue for the three months ended November 30, 2001 and 2002, and 15.2% and 10.0% of total revenue for the six months ended November 30, 2001 and 2002, respectively. Revenue from the sale of products manufactured by Entegris was 10.1% and 15.1% of total revenue for the three months ended November 30, 2001 and 2002, and 11.8% and 14.8% of total revenue for the six months ended November 30, 2001 and 2002, respectively. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics was 16.8% and 16.1% of total revenue for the three months ended November 30, 2001 and 2002, respectively' and 14.9% and 15.9% of total revenue for the six months ended November 30, 2001 and 2002, respectively. In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders as of November 30, 2002, holding 20.5% and 11.9%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the "closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while the Company will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $6.9 million and $5.1 million for the quarters ended November 30, 2001 and 2002, respectively, and $19.8 million and $12.1 million for the six-month periods ended November 30, 2001 and 2002, respectively.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to the Company, which was included in other current liabilities at November 30, 2002. On the closing date, the advance will be applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. Additionally, FSI has agreed to pay to the Company on the closing date an early termination fee. FSI will surrender at closing up to 1,154,000 of the Company's common shares now owned by FSI with a maximum value of $2.75 million as the form of consideration for the termination fee, resulting in a reduction of FSI's current ownership of approximately 20.5% of the Company's outstanding common shares to approximately 11.7%.

        The Company expects that approximately 93 employees who are currently dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia will transfer to FSI on the closing date.

        We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and six-month periods ended November 30, 2001 and November 30, 2002:

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Dollars in thousands)
Net revenue
Europe	$31,957	$28,467	$71,965	$55,883
Asia	8,320	11,244	25,880	28,292
United States	14,888	17,093	31,693	36,949

Total net revenue	$55,165	$56,804	$129,538	$121,124

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Percentage of net revenue)
Net revenue
Europe	57.9%	50.1%	55.6%	46.1%
Asia	15.1	19.8	20.0	23.4
United States	27.0	30.1	24.4	30.5

Total net revenue	100.0%	100.0%	100.0%	100.0%

        We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales, certain specialized process chemicals sales and commissions. With the acquisition of Shieldcare, and later of the AG Associates RTP products, we added new revenue categories: revenue from the cleaning of shields used in the manufacturing of semiconductors and revenue from the sale of legacy equipment that we manufacture ourselves. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions. In the majority of cases where the equipment is externally sourced, i.e. is manufactured by one of our principals, the equipment is shipped directly to the customer by the manufacturer. As a result, our equipment revenues are significantly affected by the pattern of capital spending by customers, the timing of customer orders, the timing of product shipments by the equipment manufacturer, and the timing of customer acceptances.

        Our materials division derives the majority of its revenue from sales of materials and components. The remainder of the division's revenue comes from commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, specialized process chemicals, and disposable cleanroom clothing. While the majority of the materials division's revenue is derived from sales to the semiconductor industry, the division sells to other industry sectors including pharmaceutical, petroleum services and industrial products. Sales of materials tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

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

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"), which was adopted by the Company as of June 1, 2000. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the precise terms of the transaction, we also defer the entire transaction or a portion of the residual amount attributable to the equipment itself. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country. We review the adequacy of our estimates periodically and revise them as necessary. We recognize deferred installation revenue, and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab. We recognize deferred warranty revenue ratably over the warranty period.

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

        Goodwill.    As a result of some of our business acquisitions, we have recorded approximately $8.3 million in goodwill. The determination of the value of such intangible assets requires us to make estimates and assumptions regarding future cash flows by reporting unit. During fiscal 2002, we amortized $1.3 million of goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets became effective on June 1, 2002. Goodwill is no longer be amortized with the adoption of SFAS 142. In lieu of amortization, we are required to perform an impairment review of our goodwill. Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company's restructuring activities and an agreement providing for the early termination of the FSI distribution agreement as described in note 4 and note 5 to the Company's Condensed Consolidated Financial Statements, the Company performed an interim assessment of the carrying value of goodwill in the quarter ending November 30, 2002. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired. The Company's market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below net book value (NBV) since July 2002 and substantially below NBV for the four-month period ended November 30, 2002. Should this situation continue for an extended period of time, the Company will have to reconcile its estimates of the fair value of its assets and liabilities to the lower market capitalization. Such analysis may indicate that the Company's long lived assets, including goodwill could be impaired.

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

Results of Operations

        During the fourth quarter of fiscal 1999 the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenues, we recorded operating losses during the second and third quarters of fiscal 2002. While operations were slightly positive in our fourth quarter, we experienced an operating loss for fiscal 2002 as a whole. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believe we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Accordingly, we did not reduce our operating expenses in the first and second quarters of our fiscal 2003. As a result, as discussed above, we announced in October 2002 plans to reduce the number of our employees by approximately 125. The Company has identified and notified the affected employees and expects to complete its restructuring by the end of the Company's third fiscal quarter, which ends February 28, 2003. We expect that revenues for the third quarter of fiscal 2003 will be at the approximate level of our second quarter revenues.

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

The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three and six-month periods ended November 30, 2001 and November 30, 2002.

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.5	81.4	81.1	81.8

Gross margin	18.5	18.6	18.9	18.2
Selling, general, administrative, and other expenses	22.5	25.5	20.8	23.7
Restructuring costs	1.2	3.2	0.5	1.5
Other operating income, net of associated costs	2.5	—	2.1	1.1

Operating margin	(2.7)%	(10.1)%	(0.3)%	(5.9)%

        The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Dollars in millions)
Net revenue
Equipment division	$27.3	$25.8	$66.7	$56.5
Materials division	27.8	31.0	62.8	64.6
Net revenue
Equipment division	49.5%	45.4%	51.5%	46.7%
Materials division	50.5	54.6	48.5	53.3
Gross margins
Equipment division	17.1%	16.3%	18.8%	16.0%
Materials division	20.0	20.5	19.1	20.1

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Net Revenue

        Equipment division.    The equipment division's net revenue for the three months ended November 30, 2002 was $25.8 million, a decrease of $1.5 million or 5.5% from the three months ended November 30, 2001. Decreases in the equipment segment and service revenues were partially offset by increases in revenues for spare parts and parts cleaning. Revenues were lower in Europe and Asia and flat in the United States due to the continued downturn in the semiconductor industry.

        Materials division.    The materials division's net revenue for the three months ended November 30, 2002 was $31.0 million, an increase of $3.2 million or 11.5% from the three months ended November 30, 2001. The division recorded increased revenue by approximately one and one half times in Asia and the United States. However, revenue in Europe was lower. Materials revenues tend to track wafer starts, the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using.

Gross Margins

        Equipment division.    The equipment division's gross margin for the three months ended November 30, 2002 was 16.3%, a decrease of 80 basis points (a basis point is 1/100 of 1%) as compared to the three months ended November 30, 2001. The decrease in gross margin for the three months ended November 30, 2002 compared to the three months ended November 30, 2001 was due to lower margins on equipment sales and service offset by improved margins for spare parts and parts cleaning. In addition, equipment commissions as a percentage of equipment revenue were relatively lower in the three months ended November 30, 2002, and thus contributed to the decline in the equipment division margin.

        Materials division.    The gross margin of the materials division increased 50 basis points to 20.5% for the three months ended November 30, 2002 compared to the three months ended November 30, 2001. Margins in the United States increased significantly which more than offset decreases in Europe and Asia.

Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses for the three months ended November 30, 2002 were $14.5 million, up $2.1 million or 16.9% from the $12.4 million incurred in the three months ended November 30, 2001. Of the increase, $1.4 million was due to personnel costs, which includes wages, incentive plans, and social taxes on the wages. With the adoption of SFAS 142, goodwill is no longer being amortized, and, accordingly, for the three months ended November 30, 2002, SG&A did not include any amortization of goodwill. The increase in the value of the EURO and British Pound over the last twelve months ending November 30, 2002 caused an increase in SG&A costs. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 58% of SG&A expenses consist of salaries and other employment-related costs. We expect SG&A will be lower in our fiscal third and fourth quarters as a result of our restructuring activities.

        Restructuring costs.    Restructuring costs of $0.7 million incurred during our second quarter of fiscal 2002 represented termination costs for 56 employees. The equipment division reduced its headcount by 27 employees, the materials division terminated 17 employees, and 12 terminated employees were part of finance and administration.

        During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees expected to be transferred to FSI. During the quarter ended November 30, 2002, the Company incurred $1.8 million of the restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on the abandonment of certain facilities. The equipment division reduced its headcount by 63 employees, the materials division terminated 3 employees, and 22 terminated employees were part of finance and administration. At November 30, 2002, 55 employees had left the Company. In certain countries, early termination of employees is determined by statute, which delays the restructuring process. The Company expects that the restructuring costs associated with the termination of the remaining employees in its third fiscal quarter will be approximately $0.5 million to $0.6 million.

Six Months Ended November 30, 2002 Compared to Six Months Ended November 30, 2001

Net Revenue

        Equipment division.    The equipment division's net revenue in the six months ended November 30, 2002 was $56.5 million, down $10.2 million or 15.3% from the six months ended November 30, 2001. Decreases in revenues in the equipment segment, service and commissions were partially offset by increases in revenue for spare parts and parts cleaning. The net revenue decline was severe in Europe while Asia's revenue reduction was more than offset by the increase in the United States net revenue.

        Materials division.    The materials division's net revenue improved for the six months ended November 30, 2002. Revenue was $64.6 million, up $1.8 million or 2.8% from the six months ended November 30, 2001. Materials revenue increases in Asia and the United States more than offset lower revenue in Europe.

Gross Margins

        Equipment division.    The equipment division's gross margin decreased 280 basis points to 16.0% for the six months ended November 30, 2002 when compared to the six months ended November 30, 2001. The decrease in gross margin in fiscal 2003 was due principally to lower margins on equipment sales and service, and a lower proportion of equipment commissions. The gross margin decline was partially offset by improvements in margins for spare parts and parts cleaning.

        Materials division.    The gross margin of the materials division increased 100 basis points to 20.1% for the six months ended November 30, 2002 compared to the six months ended November 30, 2001.

Selling, General, Administrative and Other (SG&A) Expenses.    SG&A expenses for the six months ended November 30, 2002 were $28.7 million, up $1.9 million or 6.9% from the $26.9 million incurred for the six months ended November 30, 2001. Of the increase, $1.5 million was due to personnel and related costs. With the adoption of SFAS 142, goodwill is no longer being amortized, and, accordingly, for the six months ended November 30, 2002, SG&A did not include any amortization of goodwill. The higher value of the EURO and British Pound during the six months ended November 30, 2002 compared to the six months ended November 30, 2001 caused an increase in SG&A costs. SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services, depreciation and amortization of acquisition goodwill. Our SG&A expenses are a function principally of our total headcount. Over 58% of SG&A expenses consist of salaries and other employment-related costs. We expect SG&A will be lower in our fiscal third and fourth quarters as a result of our restructuring activities.

        Restructuring costs.    Restructuring costs of $0.7 million incurred during our second quarter of fiscal 2002 represented termination costs for 56 employees. The equipment division reduced its headcount by 27 employees, the materials division terminated 17 employees, and 12 terminated employees were part of finance and administration.

        During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees expected to be transferred to FSI. During the quarter ended November 30, 2002, the Company incurred $1.8 million of the restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on the abandonment of certain facilities. The equipment division reduced its headcount by 63 employees, the materials division terminated 3 employees, and 22 terminated employees were part of finance and administration. At November 30, 2002, 55 employees had left the Company. In certain countries, early termination of employees is determined by statute, which delays the restructuring process. The Company expects that the restructuring costs associated with the termination of the remaining employees in its third fiscal quarter will be approximately $0.5 million to $0.6 million.

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

        As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 Metron common shares it owned to us, and agreed to make cash payments totaling $1.8 million over a 15-month period. The total gain of $8.3 million was recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represented the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001.

Loss on impairment of investment.    In our fiscal first quarter of 2002, we recorded a loss of $0.4 million against our equity investment in Advanced Stainless Technologies ("AST"), a small Texas-based manufacturer of specialty stainless steel tubing. Like many suppliers to the semiconductor industry,

AST has been adversely affected by the swiftness and severity of the downturn, and with no recovery in sight, we recognized the estimated other than temporary impairment in the value of our investment.

Other Expense, net.    The following table summarizes the components of other expense for the periods indicated.

	Three months ended November 30,		Six months ended November 30,
	2001	2002	2001	2002
	(Dollars in thousands)
Foreign exchange gain (loss)	$21	$(213)	$(170)	$(441)
Interest income	100	29	270	65
Interest expense	(336)	(281)	(688)	(540)
Miscellaneous income	23	41	98	30

Other expense, net	$(192)	$(424)	$(490)	$(886)

        We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the six-month periods ended November 30, 2001 and 2002, we entered into contracts to hedge firm purchase commitments, and certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

        Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support our working capital requirements.

Benefit for Income Taxes.    The overall net tax benefit of $0.8 million and $0.3 million for the three and six months ended November 30, 2002 was net of an increase in the valuation allowance for deferred tax assets for certain jurisdictions where recovery was in doubt of $0.8 million and $2.1 million, respectively.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at November 30, 2002 was $44.3 million, $5.8 million lower than our working capital at May 31, 2002 of $50.1 million. Our current ratio, current assets divided by current liabilities, was 1.6 at May 31, 2002 and at November 30, 2002.

Operating Activities.    In the six months ended November 30, 2001, we generated cash totaling $4.4 million from our operating activities. Our net loss plus non-cash income statement items totaled $(1.2) million, while the net increase in assets and liabilities was $5.6 million. In the six months ended November 30, 2002, we used cash totaling $1.2 million from our operating activities. Our net loss plus non-cash income statement items totaled $(6.0) million, while the net increase in assets and liabilities was $4.8 million.

Investing Activities.    Our capital expenditures for property, plant and equipment totaled $4.6 million in fiscal 2002. We invested $2.3 million in our new operations management information system and approximately $0.8 million in new a parts cleaning facility in The Netherlands. During the first and second quarters of fiscal 2003, our capital expenditures totaled $2.1 million, of which $0.8 million was incurred as additional costs for the management information system. To date, we have invested $8.4 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over a 24 to 30 month period. We expect that our capital expenditures in fiscal 2003 will total approximately $3.0 million.

Financing Activities.    For the six-month period ended November 30, 2001, we paid down $3.4 million of the amounts we had borrowed on our credit facilities, and we received $0.4 million from stock purchases through our employee stock purchase plan. For the six-month period ended November 30, 2002, we paid down $2.7 million of the amounts we had borrowed on our credit facilities, $0.8 million of long-term debt, and we received $0.2 million from stock purchases through our employee stock purchase plan.

Current and future position.    As of November 30, 2002, the Company had $14.3 million of cash and cash equivalents and $16.9 million of short-term borrowings under its various lines of credit. At November 30, 2002, we were in violation of a covenant with Compass Bank for which we obtained a waiver. In October 2002, Compass Bank agreed to extend its $10 million facility through March 2003. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. However, a breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        All of our lines of credit are payable on demand or subject to periodic, generally semi-annual or annual, review. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after March 2003 on favorable terms, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities could impair the Company's ability to fund its current operations and to achieve its longer-term business objectives. If one or more of our significant credit facility lenders demands repayment of all or a significant portion of the related indebtedness, it is unlikely that the Company would have the cash resources necessary to repay such indebtedness when due.

        While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company's working capital position, we seek to raise from external sources at least $5.0 million to $7.0 million by the end of our third fiscal quarter ending February 28, 2003. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, the Company could have insufficient working capital to meet the Company's cash needs for fiscal 2003.

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

        The following table summarizes our contractual cash obligations as of November 30, 2002:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt including current portion	$1,933	$224	$761	$948	$—
Short-term borrowing obligations	16,717	16,717	—	—	—
Operating lease obligations	19,470	3,575	8,228	4,720	2,947
Commercial commitments	33,518	33,518	—	—	—
Other long-term liabilities	3,242	—	803	20	2,419

Total contractual obligations and commercial commitments for cash	$74,880	$54,034	$9,792	$5,688	$5,366

Transactions with related parties:

        Two of Metron's shareholders, FSI and Entegris, own approximately 20.5%, and 11.9%, respectively, of the outstanding shares of the Company as of November 30, 2002. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the six months ended November 30, 2002, such purchases totaled approximately $21.5 million. At November 30, 2002, sales to affiliates were $1.0 million. At May 31, 2002 and November 30, 2002, amounts payable to these affiliates were $5.8 million and $6.9 million, respectively. At May 31, 2002 and November 30, 2002, amounts receivable from these affiliates were $0.2 million and $0.1million, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and, as a "US person," the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron common shares. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/Managing director.

        In conjunction with the acquisition of T.A. Kyser Co., we assumed a note from a shareholder for purchase of retired treasury shares. The note had a remaining balance of $62,000 at May 31, 2002, an annual interest rate of 6.65% and was paid in July 2002.

Borrowing Facilities:

        The following table summarizes our material borrowing facilities as of November 30, 2002:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$10,000	$7,518	$2,482	3.85%
HSBC	2,500	1,000	1,500	3.00%
Deutsche Bank	4,953	—	4,953	3.0 to 7.0%
Royal Bank of Scotland	3,867	3,637	230	5.25%
Bank Leumi	2,118	1,000	541	4.5%
All Others	5,309	3,987	1,322	3.5 to 8.5%

Total	$28,747	$17,142	$11,028

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

Market Risk

        At November 30, 2002, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
(Dollars in thousands)
Euro	7,587	1,845.98		$9	March 2003
Israeli Shekel	—	5,547	4.68	(9)	February 2003
Japanese Yen	3,462	—	125.52	85	February 2003
Singapore Dollar	2,142	929	1.76	(11)	January 2003

				$74

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) conducted within 90 days of the date of filing this quarterly report, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

  (d)
  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual general meeting of shareholders on November 26, 2002. The following actions were voted upon at such meeting:

		Affirmative Votes	Negative Votes	Withheld Votes	Abstentions	Broker Non-Votes
1.	Election of five supervisory directors to hold office until 2003:
	Robert R. Anderson	7,730,893	—	18,850	—	—
	James E. Dauwalter	7,728,693	—	21,050	—	—
	Joel A. Elftmann	7,728,693	—	21,050	—	—
	Bruce M. Jaffe	7,730,893	—	18,850	—	—
	Sho Nakanuma	7,730,893	—	18,850	—	—
2.	Election of two managing directors:
	Dennis R. Riccio	7,729,093	—	20,650	—	—
	John Mathews	7,731,293	—	18,450	—	—

3.	Approval of an increase in the number of shares authorized for issuance under the Company's Amended and Restated Employee Stock Option Plan, as amended, by 1,000,000	2,932,883	4,808,610	—	8,250	—
4.	Approval of the limitation of the periods during which stock options may be granted and of the restriction of certain sales of the Company's common shares in or from within The Netherlands under the Company's Amended and Restated Employee Stock Option Plan, as amended	7,363,133	378,360	—	8,250	—
5.	Approval of the provision for grants of restricted share awards under the Company's Amended and Restated Employee Stock Option Plan, as amended	2,934,471	4,806,060	—	9,132	—
6.	Adoption of the Company's Annual Accounts for the fiscal year ended May 31, 2002	7,376,666	355,595	—	10,482	7,000
7.	Ratification of the selection of: a) PricewaterhouseCoopers N.V. as statutory auditors of the annual accounts, and b) PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending May 31, 2003	7,676,341	7,809	—	58,582	7,011
8.	Authorization of the preparation of the Company's Annual Reports for the fiscal year ended May 31, 2002 in the English language	7,692,352	9	—	57,382	—
9.	Authorization of the Managing Board on behalf of the Company to repurchase outstanding common shares of the Company	7,685,750	8,009	—	56,084	—
10.	Approval of the transfer to the Company by FSI of 1,154,492 of the Company's common shares	7,667,902	74,209	—	7,632	—
11.	Ratification of the prior transfer to the Company by Entegris of 1,125,000 of the Company's common shares and the actions of the Managing Board taken in connection with such transfer	7,666,802	75,309	—	7,632	—

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

        As of November 30, 2002, the Company had $16.9 million of short-term borrowings under its various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain minimum ratios. At November 30, 2002, we were in violation of covenants in the United States for which we obtained a waiver. We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities, even if and as modified. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

        All of our lines of credit are payable on demand or subject to periodic, generally annual, review. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all.

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

        As of November 30, 2002, the Company had $14.3 million of cash and cash equivalents and $16.9 million of short-term borrowings under its various lines of credit. While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company's working capital position, we seek to raise from external sources at least $5.0 million to $7.0 million by the end of our fiscal quarter ending February 28, 2003. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, the Company may have insufficient working capital to meet the Company's cash needs for fiscal 2003.

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

        If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies' products. For the six-months ended November 30, 2002, 10.0% of our total revenue was generated from the sale of products manufactured by FSI, 14.8% represented the sale of products manufactured by Entegris and 15.9% represented the sale of products manufactured by Cabot Microelectronics. For more information about our relationships with FSI and Entegris, see also the risk titled "We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters." In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia.

Effective March 1, 2003 ("closing date"), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while Metron will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $19.8 million and $12.1 million for the six-month period ended November 30, 2001 and 2002, respectively, and $36.0 million for the year ended May 31, 2002.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to Metron, which was included in other current liabilities at November 30, 2002. On the closing date of the agreement, the advance will be applied toward the repurchase by FSI of inventory and equipment that Metron acquired under the current distribution arrangement. Additionally, FSI has agreed to pay to Metron on the closing date of the agreement an early termination fee. FSI will surrender at closing up to 1,154,000 of Metron common shares now owned by FSI with a maximum value of $2.75 million as the form of consideration for the termination fee, resulting in a reduction of FSI's current ownership of approximately 20.5% of Metron's outstanding common shares to approximately 11.7%.

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

  •
  the failure of a principal's business.

        We have lost principals in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition will be March 1, 2003.

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

We expect continued downward pressure on the gross margins of the products we sell, and as a result, if we are unable to continue to decrease our operating expenses as a percentage of sales or find replacement product lines with higher gross margins, we will be unable to increase or maintain our operating margins.

        Particularly during industry down cycles, pressure on the gross margins of the products we sell is intense and can adversely impact our financial performance. We have experienced significant downward pressure on our gross margins mainly as a result of sales discounts offered by our competitors and pressure from our customers to reduce prices and from our principals to reduce the discounts they provide to us. This, in turn, has put significant downward pressure on our operating margins. To maintain or increase our gross margins, we must develop and maintain relationships with principals who introduce new products and product enhancements on a timely basis. As a result of continued pressure on gross margins, we must find ways to decrease our selling, general, administrative and other expenses as a percentage of sales to increase or maintain our operating margins. If our principals cannot continue to innovate, if we cannot maintain our relationships with innovating principals, if we cannot otherwise identify product lines with higher gross margins or if we cannot successfully manage our selling, general, administrative and other expenses, our operating margins may decrease. If our operating margins decline as a result of these factors, our business would be harmed.

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

  •
  Charges to Earnings for Goodwill, Other Long Lived Assets, and Tax Deferred Assets. As a result of our market capitalization being less than our shareholders' equity, we may be required to incur an impairment charge in connection with the carrying value of our goodwill and other long-lived assets. We also may need to provide additional valuation allowances for our tax deferred assets for jurisdictions where the recovery of the is in doubt. Each of these events could negatively impact our results.

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

        While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the second quarter of fiscal 2002, we recorded exchange losses of approximately $470,000. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Risks related to investing in our common shares.

We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.

        As of November 30, 2002, FSI owned 20.5%, and Entegris owned 11.9% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

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
10.46
FSI Transaction Agreement, dated October 9, 2002, by and between FSI International, Inc. and Metron Technology, N.V., portions of which have been omitted pursuant to a request for confidential treatment.
	99.1	Certification (not deemed filed).
(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended November 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: January 14, 2003	/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon Interim Chief Financial Officer Signing on behalf of the registrant and as principal accounting officer

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

Date: January 14, 2003	/s/ EDWARD D. SEGAL Edward D. Segal Chief Executive Officer

        I, Douglas J. McCutcheon, certify that:

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

Date: January 14, 2003	/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon Interim Chief Financial Officer

QuickLinks

METRON TECHNOLOGY N.V. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands except per share)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Dollars in thousands)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
METRON TECHNOLOGY N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE