Form 10-Q
period 2003-02-28
METRON TECHNOLOGY N V
filed 2003-04-14
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from        to        .

Commission File Number: 000-27863

METRON TECHNOLOGY N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0180010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4425 Fortran Drive San Jose, California 94134
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 719-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2003
Common shares, par value EUR 0.44 per share	13,121,222

METRON TECHNOLOGY N.V.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands except per share)

	Three months ended February 28,		Nine months ended February 28,
	2002	2003	2002	2003

Net revenue	$46,733	$57,896	$176,271	$179,020
Cost of revenue	36,931	47,074	141,981	146,207
Gross profit	9,802	10,822	34,290	32,813
Selling, general, administrative, and other expenses	12,446	14,286	39,330	43,028
Restructuring costs	432	1,206	1,083	2,998
Goodwill impairment	—	8,292	—	8,292
Other operating income, net of associated costs	1,354	—	4,062	1,354
Operating loss	(1,722)	(12,962)	(2,061)	(20,151)
Equity in net earnings (loss) of joint ventures	(38)	—	(83)	36
Loss from impairment of investment	—	—	(401)	—
Other income (expense), net	30	(351)	(460)	(1,237)
Loss before income taxes	(1,730)	(13,313)	(3,005)	(21,352)
Benefit for income taxes	(802)	(686)	(1,229)	(943)
Net loss	$(928)	$(12,627)	$(1,776)	$(20,409)

Loss per common share
Basic loss per common share	$(0.07)	$(0.96)	$(0.14)	$(1.56)
Diluted loss per common share	$(0.07)	$(0.96)	$(0.14)	$(1.56)

Weighted average number of shares
Basic	12,867	13,121	12,846	13,067
Diluted	12,867	13,121	12,846	13,067

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Three months ended February 28,		Nine months ended February 28,
	2002	2003	2002	2003

Net loss	$(928)	$(12,627)	$(1,776)	$(20,409)
Other comprehensive income (loss)
Foreign currency translation	(627)	1,686	(297)	3,083
Gain (loss) from foreign currency forward contracts	(188)	27	(263)	—
Comprehensive loss	$(1,743)	$(10,914)	$(2,336)	$(17,326)

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	May 31, 2002	February 28, 2003

ASSETS
Cash and cash equivalents	$19,949	$11,340
Accounts receivable	42,160	36,091
Loan to officer/shareholder	110	110
Inventories, net	52,065	44,846
Prepaid expenses and other current assets	14,244	14,437
Total current assets	128,528	106,824
Property, plant, and equipment, net	25,484	24,968
Goodwill	8,292	—
Other assets	1,332	1,112
Total Assets	$163,636	$132,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,489	$18,391
Amounts due affiliates	5,788	7,682
Accrued wages and employee-related expenses	4,477	4,163
Deferred revenue for equipment, installation, and warranty	12,492	11,603
Deferred income	1,354	—
Short term borrowings and current portion of long-term debt	20,232	11,468
Amounts payable to shareholders	177	115
Other current liabilities	10,374	11,350
Total current liabilities	78,383	64,772
Long-term debt, excluding current portion	1,791	1,677
Other long-term liabilities	3,093	3,221
Total liabilities	83,267	69,670
Commitments	—	—

Shareholders’ Equity:
Preferred shares	—	—
Common shares and additional paid-in capital	39,749	39,940
Retained earnings	46,680	26,271
Cumulative other comprehensive loss	(5,468)	(2,385)
Treasury shares	(592)	(592)
Total shareholders’ equity	80,369	63,234
Total Liabilities and Shareholders’ Equity	$163,636	$132,904

See accompanying Notes to Condensed Consolidated Financial Statements

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended
	February 28, 2002	February 28, 2003
Cash flows from operating activities:
Net loss	$(1,776)	$(20,409)
Adjustments to reconcile net loss for items currently not affecting operating cash flows:
Depreciation and amortization	3,620	4,175
Provision for doubtful accounts	445	154
Provision for inventory valuation	2,781	936
Gain on modification of Entegris distribution agreement	(4,062)	(1,354)
Deferred income taxes	(486)	784
Goodwill impairment	—	8,292
Loss on impairment of investment	401	—
Other	97	(61)
Changes in assets and liabilities:
Accounts receivable	49,091	6,018
Amounts due from affiliates	(409)	—
Inventories	10,552	6,610
Prepaid expenses and other current assets	(492)	(775)
Accounts payable	(18,256)	(5,098)
Amounts due affiliates	(19,478)	1,894
Accrued wages and employee-related expenses	(4,957)	(314)
Deferred revenue for equipment, installation, and warranty	(4,360)	(889)
Advance from affiliate	—	3,000
Other current liabilities	(4,766)	(2,025)
Net cash flows from operating activities	7,945	938
Cash flows used for investing activities:
Additions to property, plant, and equipment	(7,964)	(2,605)
Proceeds from the sale of property, plant, and equipment	118	248
Other	(607)	182
Net cash flows used for investing activities	(8,453)	(2,175)
Cash flows used for financing activities:
Payments on short-term borrowings, net	(4,061)	(8,067)
Proceeds from issuance of long-term debt	191	52
Principal payments on long-term debt	(303)	(960)
Payments to shareholders	(62)	(62)
Proceeds from issuance of common shares	373	191
Net cash flows used for financing activities	(3,862)	(8,846)
Effect of exchange rate changes on cash and cash equivalents	(333)	1,474
Net change in cash and cash equivalents	(4,703)	(8,609)
Beginning cash and cash equivalents	27,769	19,949
Ending cash and cash equivalents	$23,066	$11,340

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. (“Metron” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. Historical results are not necessarily indicative of the results the Company expects in the future. Certain prior period items have been reclassified to conform with the current presentation. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2002 included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

Liquidity

As of February 28, 2003, the Company had $11.3 million of cash and cash equivalents and $11.5 million of short-term borrowings under its various lines of credit. All of our lines of credit are payable on demand or subject to periodic, generally semi-annual or annual, review. In April, we renewed our credit facilities in Singapore of $2.0 million and in Germany of $2.7 million until February and March 2004, respectively. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after mid May 2003 on favorable terms, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities would impair the Company’s ability to fund its current operations and to achieve its longer-term business objectives.

Loss Per Share

Basic loss per common share is based on the weighted-average number of common shares outstanding in each period. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were converted into common shares. For all periods presented, the reported net loss was used in the computation of basic and diluted earnings per common share.

A reconciliation of the shares used in the computation follows:

	Three months ended February 28,		Nine months ended February 28,
	2002	2003	2002	2003
	(Shares in thousands)

Shares used for basic earnings per common share	12,867	13,121	12,846	13,067
Potential common shares having a dilutive effect	—	—	—	—
Shares used for diluted earnings per common share	12,867	13,121	12,846	13,067

Options to purchase 3,575,963 common shares of the Company were excluded from the calculation of diluted earnings per share for both the three- and nine-month periods ended February 28, 2002, because their effect was anti-dilutive.  For both of these periods, these anti-dilutive securities have a weighted-average exercise price of $8.08.

Options to purchase 4,126,088 common shares of the Company were excluded from the calculation of diluted earnings per share for both the three- and nine-month periods ended February 28, 2003, because their effect was anti-dilutive.  For both of these periods, these anti-dilutive securities have a weighted-average exercise price of $7.08.

As part of the acquisition of certain assets and liabilities of Advanced Stainless Technologies, Inc., a Texas corporation (“AST”), the Company agreed to pay additional consideration in the form of a number of the Company’s common shares up to the lesser of (1) 51,500 common shares or (2) $1,200,000 in value of common shares (based upon the average trading price of the Company’s common shares as reported on the Nasdaq National Market for each of the five consecutive trading days immediately prior to such issuance), if certain performance milestones are achieved for the two fiscal years ended May 31, 2003 and May 31, 2004.  These shares were excluded from the calculation of diluted earnings per share for the three- and nine- month periods ended February 28, 2003, respectively, because their effect was anti-dilutive.

Revenue Recognition

The Company’s revenues consist primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with SAB101. Materials and other product sales are generally recognized on the shipment of goods to customers. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the terms of the transaction, the entire transaction or a portion of the residual amount attributable to the equipment itself is deferred.  Revenue is recognized for deferred installation revenue, and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab.  Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

Deferred Warranty Revenue

Most equipment sales include a portion of the sale represented by the fair value of future warranty revenue.  The warranty revenue is deferred when the equipment is delivered to customers, and recognized ratably over the warranty period.  Deferred warranty revenue activity was as follows:

(Dollars in thousands)	Deferred Warranty Revenue

Balance, May 31, 2002	$5,006
Warranty revenue deferred on equipment sales	2,733
Warranty revenue recognized	(4,333)
Foreign exchange effect	515
Balance, February 28, 2003	$3,921

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provision is made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31, 2002	February 28 2003,
	(Dollars in thousands)

Equipment, spare parts and material inventory, net	$47,772	$39,091
Delivered equipment pertaining to deferred revenue	4,293	5,755
Inventories, net	$52,065	$44,846

2. CREDIT FACILITIES COVENANTS

At February 28, 2003, we were in violation of covenants with Compass Bank for which we obtained a waiver. In April 2003, Compass Bank agreed to extend its $10 million facility through mid May 2003. Certain of our other credit facilities contain covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

3. GOODWILL

On June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets determined to have an indefinite useful life and acquired in a purchase business combination are not to be amortized and should be evaluated for impairment at least annually.

Under the transition provisions of SFAS 142, the Company during the second quarter of fiscal 2003, performed an assessment to test the carrying value of goodwill and other intangible assets for impairment.  The assessment determined the fair value of reporting units based on discounted cash flow.  Additionally, during the second fiscal quarter of 2003, an interim assessment of the carrying value of goodwill was performed as a result of the Company’s restructuring and an agreement providing for the early termination of the distribution agreements with FSI International, Inc. as described in notes 4 and 6.  This assessment of fair value was determined using expected future cash flows after taking into account the anticipated lost revenue from FSI. The result of both assessments indicated that the carrying value of the Company’s goodwill was not impaired.

However, the Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below its net book value (NBV) since July 2002 and substantially below NBV for the eight-month period ended February 28, 2003.  As a result, the comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill was fully impaired.  Accordingly, the Company recognized an impairment charge of $8.3 million of goodwill, the entire carrying value, in the three-month period ended February 28, 2003.  Goodwill impairment amounted to $7.4 million that pertained to the equipment segment, and $0.9 million for the materials segment.

The following table presents the impact of SFAS 142 on net loss and loss per common share had SFAS 142 been in effect for all periods.

	Three months ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Dollars in thousands, except for per share amounts)

Net loss	$(928)	$(12,627)	$(1,776)	$(20,409)
Amortization of goodwill	313	—	932	—
Net loss without goodwill amortization	$(615)	$(12,627)	$(844)	$(20,409)

Basic and diluted loss per common share as reported	$(0.07)	$(0.96)	$(0.14)	$(1.56)
Basic and diluted loss per common share without goodwill amortization	$(0.05)	$(0.96)	$(0.07)	$(1.56)

4.                                      TRANSITION AGREEMENT WITH FSI

In October 2002, the Company and FSI International, Inc. (“FSI”) entered into a transition agreement, which was subsequently amended, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the “closing date”), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, while the Company will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $5.9 million and $8.6 million for the quarters ended February 28, 2002 and 2003, respectively, and $23.7 million and $21.9 million for the nine-month periods ended February 28, 2002 and 2003, respectively.

Under the terms of the transition agreement, during the second quarter of fiscal 2003, FSI advanced $3.0 million in cash to the Company, which was included in other current liabilities at February 28, 2003. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. Additionally, FSI has agreed to pay to the Company an early termination fee.  Once the amount of the final payment by FSI has been agreed, FSI is required to surrender up to 1,154,000 of the Company’s common shares owned by FSI with a maximum value of $2.75 million as the form of consideration for the termination fee.

On April 7, 2003, the transition of the distribution agreements with FSI was completed.  FSI will transfer to the Company 567,105 common shares of the Company, which is in addition to the $3.0 million cash advance that the Company received in October of 2002.  As a result, FSI’s ownership of the Company’s outstanding common shares changed from approximately 20.5% to approximately 16.2%.  Approximately 90 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia transferred to FSI.

5.                                      CABOT DISTRIBUTION AGREEMENT

In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics was 21.1% and 16.1% of total revenue for the three months ended February 28, 2002 and 2003, respectively, and 16.6% and 15.9% of total revenue for the nine months ended February 28, 2002 and 2003, respectively.  In accordance with the distribution agreement, Cabot is obligated to purchase our inventory at our carrying valuing at June 1, 2003.

6                                         RESTRUCTURING COSTS

Restructuring costs of $1.1 million incurred during fiscal 2002 represented termination costs for 56 employees and the abandonment of certain lease facilities.  The equipment division reduced its headcount by 27 employees, the materials division terminated 17 employees, and 12 terminated employees were part of finance and administration.

During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the employees we expected that would be transferred to FSI. During the quarter ended February 28, 2003, the Company incurred an additional $1.2 million of the restructuring costs pertaining to the cost of terminating 36 employees and the abandonment of certain leased facilities within both equipment and material segments.  The total number of employees terminated as of February 28, 2003 was 124 people.  The equipment division reduced its headcount by 66 employees, the materials division terminated 12 employees, and 46 terminated employees were part of finance and administration.  In estimating the accrual for abandoned leased facilities the Company assumed it could sublease the facilities in the future, which could require additional adjustments.  At February 28, 2003, the restructuring costs and remaining accrued liability are as follows.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Total
	(Dollars in thousands)
Restructuring costs
Amounts accrued	$1,530	$262	$1,792
Amounts paid	431	—	431
Balances, November 30, 2002	1,099	262	1,361
Amounts accrued	847	359	1,206
Amounts paid	1,149	108	1,257
Remaining accrual, February 28, 2003	$797	$513	$1,310

7.                                      SEGMENT AND GEOGRAPHIC DATA

Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments represent the equipment division, which includes certain specialized process chemicals, spare part sales and equipment sales and service; the materials division, which includes components used in construction and maintenance; and other, which includes finance, administration and corporate functions.

Segment operating results are measured based on net income (loss) before tax, adjusted if necessary, for certain segment specific items. There are no inter-segment sales. Identifiable assets are the Company’s assets that are identified with classes of similar products or operations in each geographic region. Corporate assets include primarily cash, short- and long-investments and assets related to the administrative headquarters of the Company.

Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Three months ended February 28, 2002
Net revenue	$19,520	$27,213	$—	$46,733
Income (loss) before income taxes	$797	$3,265	$(5,792)	$(1,730)

Three months ended February 28, 2003
Net revenue	$29,233	$28,663	$—	$57,896
Goodwill impairment	$(7,352)	$(940)	$—	$(8,292)
Income (loss) before income taxes	$(6,637)	$8	$(6,684)	$(13,313)

Nine months ended February 28, 2002
Net revenue	$86,225	$90,046	$—	$176,271
Income (loss) before income taxes	$3,338	$8,171	$(14,514)	$(3,005)
Total Assets	$69,004	$66,087	$16,473	$151,564

Nine months ended February 28, 2003
Net revenue	$85,770	$93,250	$—	$179,020
Goodwill impairment	$(7,352)	$(940)	$—	$(8,292)
Income (loss) before income taxes	$(7,972)	$4,571	$(17,951)	$(21,352)
Total Assets	$55,598	$53,420	$23,886	$132,904

Geographic information

	Three months ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Dollars in thousands)
Net revenue:
United States	$10,746	$14,326	$42,439	$51,275
Singapore	6,544	8,308	20,166	27,628
France	5,440	12,615	15,631	25,755
Germany	5,760	5,143	25,494	20,907
United Kingdom	5,939	3,464	23,635	13,125
Israel	4,464	4,156	18,135	10,877
The Netherlands	2,034	2,146	6,112	7,082
Hong Kong	1,924	1,500	10,799	5,069
Other nations	3,882	6,236	13,860	17,302
Geographic totals	$46,733	$57,896	$176,271	$179,020

	May 31, 2002	February 28, 2003
	(Dollars in thousands)

Property, plant and equipment:
The Netherlands	$10,723	$11,159
United Kingdom	5,023	4,666
Singapore	2,816	2,739
United States	2,735	2,499
Other nations	4,187	3,905
Geographic totals	$25,484	$24,968

8.                                      INCOME TAXES

At each balance sheet date, the Company assesses the recoverability of tax assets based on its ability to carryback the temporary differences to recover taxes previously paid, if any, or its ability to generate sufficient future taxable income in the relevant tax jurisdiction. If it is determined that the recoverability of the deferred tax asset is in doubt, a valuation allowance is recorded. During the quarter ended February 28, 2003, the Company recorded a valuation allowance of $0.7 million against the tax assets in one jurisdiction.  During the nine months ended February 28, 2003, the Company recorded valuation allowances of $2.8 million against previously recorded deferred tax assets.  At February 28, 2003, the Company had net deferred tax assets of $4.5 million.  The Company regularly updates its estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance.

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  We are currently assessing the impact of SFAS No. 143 on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Division of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. SFAS 146 was adopted during the third quarter ended February 28, 2003.  The effect on adoption of SFAS 146 was a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We will adopt the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended May 31, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ending August 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties.  The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the third quarter ending February 28, 2003, which are presented in Note 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the risk factors set forth in this report under Part II, Item 5—Risks Related to Metron. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes, included elsewhere in this report, and our Consolidated Financial Statements and the related Notes for our fiscal year ended May 31, 2002, which are included in Metron’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed with the SEC.

Overview

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia (except Japan) and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 33% of our shares as of February 28, 2003, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as reorganization under common control, and purchased Transpacific Technology Corporation (“TTC”) and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers’ representative company and expanded into the equipment distribution business in 1990. In July 1998, we acquired T.A. Kyser Co., which we refer to as Kyser, in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition (“PVD”) equipment for a well-known supplier of automated systems for chemical vapor deposition (“CVD”). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products, and a manufacturer of cleanroom garments, and sells these products in Singapore and Malaysia. In March 2002, we purchased the AG Associates rapid thermal processing (“RTP”) product line and associated assets from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies (“AST”), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings.

We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. In general, we recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer a portion of our equipment revenue associated with our installation and warranty obligations.  In some cases depending on the terms of the sale, we defer the entire amount attributable to the equipment or a portion of the sales price attributable to the equipment. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer’s fab personnel, and we amortize the deferred warranty revenue over the applicable warranty period. We recognize service revenue in the periods the services are rendered to customers.

In each of our three- and nine-month periods ended February 28, 2002 and 2003, a majority of our revenue came from the sale of products from six or fewer of the semiconductor materials and equipment companies we represent, whom we refer to as our principals. Revenue from the sale of products manufactured by FSI was 6.3% and 14.5% of total revenue for the three months ended February 28, 2002 and 2003, respectively, and 12.8% and 11.4% of total revenue for the nine months ended February 28, 2002 and 2003, respectively. Revenue from the sale of products manufactured by Entegris was 13.2% and 11.3% of total revenue for the three months ended February 28, 2002 and

2003, respectively, and 12.2% and 13.7% of total revenue for the nine months ended February 28, 2002 and 2003, respectively. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics was 21.1% and 16.1% of total revenue for the three months ended February 28, 2002 and 2003, respectively, and 16.6% and 15.9% of total revenue for the nine months ended February 28, 2002 and 2003, respectively.  In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders as of February 28, 2003, holding 20.5% and 11.9%, respectively, of our outstanding shares. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

In October 2002, the Company and FSI entered into a transition agreement, which was subsequently amended, providing for the early termination of their distribution agreements in Europe and Asia, except that the Company will continue to take purchase orders for spare parts until April 15, 2003, in accordance with the terms of existing distribution agreements. Pursuant to the agreement, effective March 1, 2003 (the “closing date”), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while the Company will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $5.9 million and $8.6 million for the quarters ended February 28, 2002 and 2003, respectively, and $23.7 million and $21.9 million for the nine-month periods ended February 28, 2002 and 2003, respectively.

Under the terms of the transition agreement, during our second quarter FSI advanced $3.0 million in cash to the Company, which was included in other current liabilities at February 28, 2003. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. Additionally, FSI is required to pay to the Company an early termination fee.  On April 7, 2003, the transition of the distribution agreements with FSI was completed.  FSI will transfer to the Company 567,105 common shares of the Company, which is in addition to the $3.0 million cash advance that the Company received in October of 2002.  As a result, FSI’s ownership of the Company’s outstanding common shares changed from approximately 20.5% to approximately 16.2%.

We operate in all areas of the world in which there is a significant semiconductor industry, except Japan. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and nine-month periods ended February 28, 2002 and February 28, 2003:

	Three months ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Dollars in thousands)
Net revenue
Europe	$25,770	$31,171	$97,735	$87,055
Asia	10,217	12,399	36,097	40,690
United States	10,746	14,326	42,439	51,275
Total net revenue	$46,733	$57,896	$176,271	$179,020

	Three months ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Percentage of net revenue)
Net revenue
Europe	55.1%	53.8%	55.4%	48.6%
Asia	21.9	21.4	20.5	22.7
United States	23.0	24.8	24.1	28.7
Total net revenue	100.0%	100.0%	100.0%	100.0%

We are organized into two worldwide operating divisions, equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division’s revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales, certain specialized process chemicals sales and commissions. With the acquisition of Shieldcare and the AG Associates RTP products, we added new revenue categories: revenue from the cleaning of shields used in the manufacturing of semiconductors and revenue from the sale of legacy equipment that we manufacture ourselves. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions. In the majority of cases where the equipment is externally sourced, i.e. is manufactured by one of our principals, the equipment is shipped directly to the customer by the manufacturer. As a result, our equipment revenues are significantly affected by the pattern of capital spending by customers, the timing of customer orders, the timing of product shipments by the equipment manufacturer and the timing of customer acceptances.

Our materials division derives the majority of its revenue from sales of materials and components. The remainder of the division’s revenue comes from commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, specialized process chemicals and disposable cleanroom clothing.  While the majority of the materials division’s revenue is derived from sales to the semiconductor industry, the division sells to other industry sectors including pharmaceutical, petroleum services and industrial products.  Sales of materials tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

Critical Accounting Policies and Estimates

Metron’s discussion and analysis of its financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and income taxes. Metron bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Together these form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the terms of the transaction, we also defer the entire transaction or a portion of the residual amount attributable to the equipment itself. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country.  We review the adequacy of our estimates periodically and revise them as necessary.  We recognize deferred installation revenue, and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab. We recognize deferred warranty revenue ratably over the warranty period.

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

Goodwill.    As a result of some of our business acquisitions, we had previously recorded approximately $8.3 million in goodwill. The determination of the value of such intangible assets requires us to make estimates and assumptions regarding future cash flows by reporting unit. During fiscal 2002, we amortized $1.3 million of goodwill. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets became effective on June 1, 2002.  Goodwill is no longer being amortized with the adoption of SFAS 142. In lieu of amortization, we are required to perform an impairment review of our goodwill.  Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company’s restructuring activities and an agreement providing for the early termination of the FSI distribution agreement as described in note 4 and note 6 to the Company’s Condensed Consolidated Financial Statements, the Company performed an interim assessment of the carrying value of goodwill in the quarter ending November 30, 2002. The result of both assessments indicated that the carrying value of the Company’s goodwill was not impaired.

The Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003.  As a result, the comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill had been completely impaired.  Accordingly, the Company charged $8.3 million, the entire carrying value of goodwill, to the Company’s statement of operations during the three-month period ended February 28, 2003.

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

Results of Operations

During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses during the second and third quarters of fiscal 2002. While operations were slightly positive in our fourth quarter, we experienced an operating loss for fiscal 2002 as a whole. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believed we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003.  As a result, we announced in October 2002 plans to reduce approximately 125 of our employees in addition to the approximately 90 employees expected to transfer to FSI. As of February 28, 2003, we had terminated 124 employees, and, on March 1, 2003, we transferred 90 employees to FSI.  During our fourth quarter of fiscal 2003, we expect to terminate additional employees and abandon additional leased facilities, which is expected to cause the Company to incur an additional $2.0 million to $2.5 million in restructuring costs.  We expect that revenue for the fourth quarter of fiscal 2003 will be less than our third quarter revenues.

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

The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three- and nine-month periods ended February 28, 2002 and February 28, 2003.

	Three months Ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.0	81.3	80.5	81.7
Gross margin	21.0	18.7	19.5	18.3
Selling, general, administrative and other expenses	26.6	24.7	22.3	24.0
Restructuring costs	0.9	2.1	0.6	1.7
Goodwill impairment	—	14.3	—	4.6
Other operating income, net of associated costs	2.9	—	2.3	0.8
Operating margin	(3.6)%	(22.4)%	(1.1)%	(11.2)%

The following table shows our materials division and equipment division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months Ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Dollars in millions)
Net revenue
Equipment division	$19.5	$29.2	$86.2	$85.8
Materials division	27.2	28.7	90.1	93.2

Net revenue
Equipment division	41.8%	50.5%	48.9%	47.9%
Materials division	58.2	49.5	51.1	52.1

Gross margins
Equipment division	23.1%	18.0%	19.7%	16.7%
Materials division	19.5	19.4	19.1	19.9

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Net Revenue

Equipment division.  The equipment division’s net revenue for the three months ended February 28, 2003 was $29.2 million, an increase of $9.7 million or 49.7% from the three months ended February 28, 2002.  The equipment group’s revenues increased significantly as a result of realizing previously deferred equipment revenue for our current quarter.  Increases in spare part and parts cleaning revenues were almost completely offset by the decrease in service revenues for the comparable quarters. Regionally, the majority of the revenue increase came from the equipment groups in Europe and the United States and the increase was only partially reduced by lower revenue in Asia.

Materials division.  The materials division’s net revenue for the three months ended February 28, 2003 was $28.7 million, an increase of $1.5 million or 5.5% from the three months ended February 28, 2002.  The division recorded increased revenue in both Asia and the United States, however, revenue in Europe was lower.  Materials revenues tend to track wafer starts, which were flat for the current quarter.  Wafer starts are the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using.

Gross Margins

Equipment division.  The equipment division’s gross margin for the three months ended February 28, 2003 was 18.0%, a decrease of 510 basis points (a basis point is 1/100 of 1%) as compared to the three months ended February 28, 2002.  The decrease was caused primarily by a decline in service margins.  The gross margins for the equipment group within the division were higher as the result of Asia selling demonstration equipment, which typically have a lower inventory value than identical new equipment.  The higher margins in equipment and spare parts were partially offset by a decrease in the parts cleaning margin.  In addition, equipment commissions as a percentage of equipment revenue were relatively lower in the three months ended February 28, 2003.

Materials division.  The gross margin of the materials division decreased 10 basis points to 19.4% for the three months ended February 28, 2003 compared to the three months ended February 28, 2002.  An increase in the handling costs caused the margin decline.  Regionally, margin increased in Europe and the United States, which offset the decrease in Asia.

Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses for the three months ended February 28, 2003 were $14.3 million, up $1.9 million or 15.3% from the $12.4 million incurred in the three months ended February 28, 2002.  Of the increase, $1.1 million was due to personnel costs, which includes wages, incentive plans and social taxes on the wages. With the adoption of SFAS 142, goodwill is no longer being amortized, and, accordingly, for the three months ended February 28, 2003, SG&A did not include any amortization of goodwill.  The increase in the value of the EURO and British Pound over the last twelve months ending February 28, 2003 caused approximately a $0.5 million increase in SG&A costs.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Over 56% of SG&A expenses consist of salaries and other employment-related costs. We expect SG&A will be lower in our fiscal fourth quarter as a result of our restructuring activities.

Restructuring costs. Restructuring costs of $0.4 million incurred during our third quarter of fiscal 2002 represented an abandoned leasehold in the United States.

During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the employees that we expected would be transferred to FSI. During the quarter ended February 28, 2003, the Company incurred an additional $1.2 million of the restructuring costs pertaining to the cost of terminating of 36 employees and the remaining lease commitments on the abandonment of certain facilities in both the equipment and materials segments.  The total number of employees terminated as of February 28, 2003 was 124 people.  The equipment division reduced its headcount by 66 employees, the materials division terminated 12 employees, and 46 terminated employees were part of finance and administration.

The Company expects to incur more restructuring costs to terminate additional employees and intends to cease using lease facilities in its fourth quarter, which is expected to cost between $2.0 million to $2.5 million.

Goodwill impairment.  The Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003.  The comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill was fully impaired.  Accordingly, the Company charged $8.3 million of goodwill, the entire carrying value, to the Company’s statement of operations during the three-month period ended February 28, 2003.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

Net Revenue

Equipment division.  The equipment division’s net revenue in the nine months ended February 28, 2003 was $85.8 million, down slightly by $0.5 million or 0.5% from the nine months ended February 28, 2002. Decreases in revenues in service and commission revenue, and equipment group revenue to a lesser extent, were almost offset by increases in revenue for spare parts and parts cleaning.  Net revenues decline in Europe and Asia’s, while the revenue increase in the United States almost offset the decline.

Materials division.  The materials division’s net revenue improved for the nine months ended February 28, 2003.  Revenue was $93.2 million, up $3.2 million or 3.6% from the nine months ended February 28, 2002.  Materials revenue increased significantly in Asia and to a lesser amount the United States, which more than offset reductions of revenue in Europe.

Gross Margins

Equipment division.  The equipment division’s gross margin decreased 300 basis points to 16.7% for the nine months ended February 28, 2003 when compared to the nine months ended February 28, 2002. The decrease in gross margin in fiscal 2003 was due principally to lower margins on service as a result of lower service revenues, a lower proportion of equipment commissions and the equipment group.  The gross margin decline was partially offset by improvements in margins for spare parts and parts cleaning.  The division margins dropped in the United States and Europe, while improving in Asia.

Materials division.  The gross margin of the materials division increased 80 basis points to 19.9% for the nine months ended February 28, 2003 compared to the nine months ended February 28, 2002, even though handling costs increased.  Margins in the United States and Europe increased, while reduction in Asia margins partially offset the margin gain.

Selling, General, Administrative and Other (SG&A) Expenses.  SG&A expenses for the nine months ended February 28, 2003 were $43.0 million, up $3.7 million or 9.4% from the $39.3 million incurred for the nine months ended February 28, 2002.  Of the increase, $2.6 million was due to personnel and related costs. With the adoption of SFAS 142, goodwill is no longer being amortized, and, accordingly, for the nine months ended February 28, 2003, SG&A did not include any amortization of goodwill.  The higher value of the EURO and British Pound during the nine months ended February 28, 2003 compared to the nine months ended February 28, 2002 caused a $1.0 million increase in SG&A costs.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Over 58% of SG&A expenses consist of salaries and other employment-related costs. We expect SG&A will be lower in our fourth quarter as a result of our restructuring activities.

Restructuring costs. Restructuring costs of $1.1 million incurred during the nine-month period of fiscal 2002 represented termination costs for 56 employees and the abandonment of leased facilities in the United States.  The equipment division reduced its headcount by 27 employees, the materials division terminated 17 employees, and 12 terminated employees were part of finance and administration.

During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the employees that we expected would be transferred to FSI.  During our second and third quarters, the Company incurred $3.0 million of restructuring costs pertaining to the cost of terminating 124 employees and the abandonment of certain leased facilities in both the equipment and materials segments.  The equipment division reduced its headcount by 66 employees, the materials division terminated 12 employees, and 46 terminated employees were part of finance and administration.

The Company expects to incur more restructuring costs to terminate additional employees and intends to cease using lease facilities in its fourth quarter, which is expected to cost between $2.0 million and $2.5 million.

Goodwill impairment.  The Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003.  The comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill was fully impaired.  Accordingly, the Company charged $8.3 million of goodwill, the entire carrying value, to the Company’s statement of operations during the three-month period ended February 28, 2003.

Other Operating Income, Net of Associated Costs.  On January 8, 2001, we entered into an agreement with Entegris to modify our existing distribution relationship.  On February 13, 2001, we entered into a transition agreement with Entegris whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. On March 1, 2001, we entered into a new distribution agreement with Entegris, under which we continue to distribute Entegris’ Fluid Handling Group product line in all regions in Europe, Asia, and parts of the United States covered under the previous distribution agreements.  The new distribution agreement will be in effect until August 31, 2005.

As consideration for modifying the existing distribution agreement, Entegris transferred 1,125,000 Metron common shares it owned to us and agreed to make cash payments totaling $1.8 million over a 15-month period.  The total gain of $8.3 million was recognized on a straight-line basis as other operating income over the period from the date of the modification, February 13, 2001 until August 31, 2002, which represented the remaining effective term of the original agreement. The common shares transferred by Entegris represented $6,615,000 of the gain, which was equal to their fair market value on February 13, 2001.

Loss on impairment of investment.  In our fiscal first quarter of 2002, we recorded a loss of $0.4 million against our equity investment in Advanced Stainless Technologies (“AST”), a small Texas-based manufacturer of specialty stainless steel tubing.  Like many suppliers to the semiconductor industry, AST has been adversely affected by the swiftness and severity of the downturn, and with no recovery in sight, we recognized the estimated other than temporary impairment in the value of our investment.

Other Expense, net.  The following table summarizes the components of other expense for the periods indicated.

	Three months Ended February 28,		Nine months Ended February 28,
	2002	2003	2002	2003
	(Dollars in thousands)

Foreign exchange gain (loss)	$43	$(213)	$(126)	$(653)
Interest income	80	32	350	96
Interest expense	(254)	(282)	(942)	(822)
Miscellaneous income	161	112	258	142
Other expense, net	$30	$(351)	$(460)	$(1,237)

We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the nine-month periods ended February 28, 2002 and 2003, we entered into contracts to hedge firm purchase commitments and certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.

Interest income represents primarily earnings on our available cash balances and amounts invested in short-term investments, which primarily resulted from the proceeds of our initial public offering. Our interest expense for the same periods increased primarily as the result of increased borrowings to support our working capital requirements.

Benefit for Income Taxes. The overall net tax benefit of $0.7 million and $0.9 million for the three and nine months ended February 28, 2003, respectively, was net of an increase in the valuation allowance for substantially tax assets for certain jurisdictions where recovery was in doubt of $0.7 million and $2.8 million, respectively.

Liquidity and Capital Resources

We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion.  Our principal requirement for capital is for working capital to finance receivables and inventories.  Until we completed our initial public offering in late November 1999, our principal sources of liquidity were cash flow from operations and bank borrowings.  Our working capital, current assets less current liabilities, at February 28, 2003 was $42.1 million, $8.0 million lower than our working capital at May 31, 2002 of $50.1 million.  Our current ratio, current assets divided by current liabilities, was 1.6 at May 31, 2002 and at February 28, 2003.

Operating Activities. In the nine months ended February 28, 2003, we generated cash totaling $0.9 million from our operating activities.  Our net loss plus non-cash income statement items totaled $(7.5) million, while the net increase in assets and liabilities was $8.4 million.  In the nine months ended February 28, 2002, we generated cash totaling $7.9 million from our operating activities.  Our net loss plus non-cash income statement items totaled $1.0 million, while the net increase in assets and liabilities was $6.9 million.

Investing Activities.  Our capital expenditures for property, plant and equipment totaled $8.0 million in fiscal 2002.  We invested $3.9 million in our new operations management information system and approximately $2.0 million in new a parts cleaning facility in The Netherlands. During the nine month period of fiscal 2003, our capital expenditures totaled $2.6 million, of which $0.8 million was incurred as additional costs for the management information system.  To date, we have invested $8.5 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 24 months. We expect that our capital expenditures in fiscal 2003 will total approximately $3.0 million.

Financing Activities.  For the nine-month period ended February 28, 2002, we paid down $4.1 million of the amounts we had borrowed on our credit facilities, and we received $0.4 million from stock purchases through our employee stock purchase plan. For the nine-month period ended February 28, 2003, we paid down $8.1 million of the amounts we had borrowed on our credit facilities, $1.0 million of long-term debt, and we received $0.2 million from stock purchases through our employee stock purchase plan.

Current and future position.    As of February 28, 2003, the Company had $11.3 million of cash and cash equivalents and $11.5 million of short-term borrowings under its various lines of credit. At February 28, 2003, we were in violation of covenants with Compass Bank for which we obtained a waiver. In April 2003, Compass Bank agreed to extend its $10 million facility through mid-May 2003. Certain of our credit facilities contain other covenants that require us to meet or maintain certain minimum ratios, and we currently expect to meet all such other financial covenants. However, a breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

All of our lines of credit are payable on demand or subject to periodic, generally semi-annual or annual, review. In April, we renewed our credit facilities in Singapore of $2.0 million and in Germany of $2.7 million until February and March 2004, respectively. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all. In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after mid May 2003 on favorable terms, or at all. Any inability on our part to retain our existing credit facilities or enter into replacement facilities could impair the Company’s ability to fund its current operations and to achieve its longer-term business objectives. If one or more of our significant credit facility lenders demands repayment of all or a significant portion of the related indebtedness, it is unlikely that the Company would have the cash resources necessary to repay such indebtedness when due.

While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company’s working capital position, we seek to raise from external sources $4.0 million to $10.0 million over the next six months. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, the Company could have insufficient working capital to meet the Company’s cash needs for fiscal 2004.

If quarterly revenues increase materially, we will also need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. We also intend to seek additional financing during fiscal 2003 to meet the Company’s working capital requirements for fiscal 2004. While we currently believe that we can raise additional working capital as needed, we cannot give any assurance that working capital will be available on terms acceptable to the Company, or at all. While the Company does not currently intend to issue additional equity securities or debt securities convertible into equity to address our current need for working capital, if we determine that we need to do so, the issuance of additional equity or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities may have rights, preferences and privileges that are senior to those of our existing common shares. In July 2002, in order to provide the Company with financing flexibility, we filed a shelf registration statement covering up to $15 million of common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

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

Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under Part II, Item 5—Risks Related to Metron and elsewhere in this Report on Form 10-Q.  The following table summarizes our contractual cash obligations as of February 28, 2003:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)

Long-term debt including current portion	$1,817	$140	$816	$861	$—
Short-term borrowing obligations	11,328	11,328	—	—	—
Operating lease obligations	24,677	5,471	7,412	6,816	4,978
Commercial commitments	26,279	26,279	—	—	—
Other long-term liabilities	3,221	—	751	20	2,450
Total contractual obligations and commercial commitments for cash	$67,322	$43,218	$8,979	$7,697	$7,428

Transactions with related parties:

Two of Metron’s shareholders, FSI and Entegris, owned approximately 20.5%, and 11.9%, respectively, of the outstanding shares of the Company as of February 28, 2003. After taking into account the transfer from FSI to the Company of 567,105 common shares pursuant to the transition agreement, FSI will own approximately 16.2% of the outstanding shares of the Company.  The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the nine months ended February 28, 2003, such purchases totaled approximately $26.3 million. At February 28, 2003, sales to affiliates were $1.6 million.  At May 31, 2002 and February 28, 2003, amounts payable to these affiliates were $5.8 million and $7.7 million, respectively. At May 31, 2002 and February 28, 2003, amounts receivable from these affiliates were $0.2 million and $0.3 million, respectively.

In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement (“TIA”) with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a “controlled foreign corporation” under Subpart F of the US Internal Revenue Code (“Subpart F”), and, as a “US person,” the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron common shares. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/Managing director.

In conjunction with the acquisition of T.A. Kyser Co., we assumed a note from a shareholder for purchase of retired treasury shares. The note had a remaining balance of $62,000 at May 31, 2002, an annual interest rate of 6.65% and was paid in July 2002.

Borrowing Facilities:

The following table summarizes our material borrowing facilities as of February 28, 2003:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)

Compass Bank	$10,000	$6,630	$3,370	3.85%
HSBC	2,000	—	2,000	2.75 to 5.0%
Deutsche Bank	2,690	596	2,094	3.0 to 9.0%
Royal Bank of Scotland	3,951	2,803	1,148	5.25%
Bank Leumi	1,482	996	486	4.5%
All Others	2,579	596	1,983	3.5 to 8.5%
Total	$22,702	$11,621	$11,081

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

Market Risk

At February 28, 2003, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars in thousands)

Euro	3,987	—	1.06	$12	June 2003
Israeli Shekel	—	5,453	4.88	(19)	March 2003
Japanese Yen	3,462	—	125.52	13	April 2003
Singapore Dollar	1,776	—	1.73	(3)	March 2003
Korean Won	—	524	0.81	(23)	April 2003
				$(20)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Effect of Currency Exchange Rate and Exchange Rate Risk Management” and “Market Risk” under Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) conducted within 90 days of the date of filing this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Limitations on the Effectiveness of Controls.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of February 28, 2003, the Company had $11.5 million of short-term borrowings under its various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain minimum ratios. At February 28, 2003, we were in violation of covenants in the United States for which we obtained a waiver. We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we can comply with the covenants and meet the financial tests of our credit facilities, even if and as modified. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of the related indebtedness and could impair our ability to obtain additional access to our current or alternate credit facilities.

All of our lines of credit are payable on demand or subject to periodic, generally annual, review. In April, we renewed our credit facilities in Singapore of $2.0 million and in Germany of $2.7 million until February and March 2004, respectively. While we believe that our current lines of credit will continue to be available to the Company through at least fiscal 2003, given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make these facilities available to the Company on terms or in amounts acceptable to the Company, or at all.

In particular, we cannot assure you that the Compass Bank facility will continue to be available to the Company after mid-May 2003 on favorable terms, or at all.

Any failure to retain our existing credit facilities or enter into replacement facilities would impair the Company’s ability to fund its current operations and to achieve its longer-term business objectives. If one or more of our significant credit facility lenders demands repayment of all or a significant portion of the related indebtedness, it is unlikely that the Company would have the cash resources necessary to repay such indebtedness when due.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

As of February 28, 2003, the Company had $11.3 million of cash and cash equivalents and $11.5 million of short-term borrowings under its various lines of credit. While our current cash flow projections indicate that our current cash and cash equivalents, amounts available under currently available lines of credit and anticipated cash from operations should be sufficient to meet our working capital needs through the end of fiscal 2003, in order to improve the Company’s working capital position, we seek to raise from external sources at least $4.0 million to $10.0 million over the next six months. However, if our cash flows do not meet our projections or our current credit facilities do not continue to be available to the Company, and we do not succeed in raising additional working capital, the Company may have insufficient working capital to meet the Company’s cash needs for fiscal 2004.

If quarterly revenues increase materially, we will also need to raise additional working capital from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2003. We also intend to seek additional financing during fiscal 2003 to meet the Company’s working capital requirements for fiscal 2004.

At February 28, 2003, we were in violation of covenants with Compass Bank for which we obtained a waiver. In April 2003, Compass Bank agreed to extend its $10 million facility through mid-May 2003.  We cannot give any assurance that working capital will be available on terms acceptable to the Company, or at all. While the Company does not currently intend to issue additional equity securities or debt securities convertible into equity to address our current need for working capital, if we determine that we need to do so, the issuance of additional equity or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities may have rights, preferences and privileges that are senior to those of our existing common shares. In July 2002, in order to provide the Company with financing flexibility, we filed a shelf registration statement covering up to $15 million of common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flow from operations is subject to risks and uncertainties, including the risks and uncertainties discussed in these “Risks Related to Metron.”

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

Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed in these “Risks Related to Metron” and elsewhere in this Report on Form 10-Q.

We are dependent on a few key principals for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key principals could seriously harm our business.

If, for any reason, any of our key principals were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In particular, if our commercial relationship with FSI or Entegris were to materially change or were terminated, (for example, as described in the following paragraphs) our business would be significantly adversely affected due to the large percentage of our revenue generated by sales of these companies’ products. For the nine-months ended February 28, 2003, 11.4% of our total revenue was generated from the sale of products manufactured by FSI, 13.7% represented the sale of products manufactured by Entegris and 15.9% represented the sale of products manufactured by Cabot Microelectronics. For more information about our relationships with FSI and Entegris, see also the risk titled “We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.” In each of our last three fiscal years, a majority of our revenue came from the sale of products from six or fewer of our principals, which is how we refer to the semiconductor materials and equipment companies we represent. Although the principals that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of principals will continue to account for a substantial portion of our revenue for at least the next five years.

In October 2002, the Company and FSI entered into a transition agreement, which was subsequently amended, providing for the early termination of their distribution agreements in Europe and Asia. Effective March 1, 2003 (“closing date”), FSI will assume direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to take purchase orders for spare parts until April 15, 2003, in accordance with the terms of the exiting distribution agreements, while Metron will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $23.7 million and $21.9 million for the nine-month period ended February 28, 2002 and 2003, respectively, and $36.0 million for the year ended May 31, 2002.

Under the terms of the transition agreement, during the second quarter FSI advanced $3.0 million in cash to Metron, which was included in other current liabilities at February 28, 2003. On the closing date of the agreement, the advance was applied toward the repurchase by FSI of inventory and equipment that Metron acquired under the current distribution arrangement.  Additionally, FSI was required to pay to Metron on the closing date of the agreement an early termination fee.  On April 7, 2003, the transition of the distribution agreements with FSI was completed.  FSI will transfer to the Company 567,105 common shares of the Company, which is in addition to the $3.0 million cash advance that the Company received in October of 2002.  As a result, FSI’s ownership of the Company’s outstanding common shares changed from approximately 20.5% to approximately 16.2%.

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

• a principal’s decision to attempt to build a direct sales organization;

• the expansion of a principal’s product offerings to compete with the products of another principal, because we generally do not offer competing product lines;

• a principal’s dissatisfaction with our level or quality of service; and

• the failure of a principal’s business.

We have lost principals in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates’ products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition will be March 1, 2003.

The semiconductor industry is highly cyclical, and during its periodic downturns, our operating results will deteriorate.

The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have resulted in decreased expenditures by semiconductor manufacturers. These downturns generally have adversely affected the sales, gross profits and operating results of semiconductor materials and equipment suppliers. Our business depends in large part on the procurement expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated demand for semiconductors and products utilizing semiconductors. The downturn in the semiconductor industry from mid-1996 until the end of 1998 had a material adverse effect on our operating results. In February 2001, we started to experience a downturn in new orders, as well as delays in shipment for existing orders. The continuation of the downturn for any extended period, or an increase in the number of shipment delays, would have a materially adverse effect on our operating results.

We may not be able to successfully implement our restructuring efforts, and such efforts may adversely impact our ability to retain and attract future employees.

In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide. The total number of employees terminated as of February 28, 2003 was 124 people and, on March 1, 2003, we transferred 90 employees to FSI.  During our fourth quarter of fiscal 2003, we expect to terminate additional employees and abandon additional leased facilities, which is expected to cause the Company to incur an additional $2.0 million to $2.5 million in restructuring costs.  Workforce reductions, including the one we announced in October 2002, could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we are unable to successfully identify new products and enter into and implement arrangements with the suppliers of these products, our business will be seriously harmed.

To the extent we are unable to enter into relationships with principals who anticipate or respond adequately to technological developments or customer requirements, we could suffer a loss of competitiveness. Such loss, or any significant delays in product development or introductions by these principals, could have a materially adverse effect on our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our principals’ ability to keep pace with changes in the market and, particularly because we generally do not carry competing product lines, on our ability to identify and obtain new product lines which achieve market success.

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

We anticipate that as we continue to diversify our product portfolio and expand into new markets for our principals’ products, we will encounter additional competition for customers. If we cannot continue to compete successfully for customers in the future, any such lack of success will have a significant negative impact on our business.

The management information systems that we currently use in our day-to-day operations are not integrated across the globe and some of them need to be upgraded. Upgrading them will be costly, and if the new system is not successfully implemented, our business may suffer material adverse consequences.

While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We went live with the first implementation of the new system in The Netherlands in April 2001, in France in July 2001, in Italy in October 2001, in the United Kingdom and Ireland in February 2002, and in Germany in June 2002. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 24 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

We do not market and sell products to semiconductor manufacturers in Japan. However, approximately 21% of the world’s production of semiconductors in 2001 took place in Japan. Accordingly, to reach all of the world’s major semiconductor markets, we will need to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan.  On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. (“Metron Japan”) in Yokohama, Japan and the appointment of Hideshige Yamashita to the newly-created position of President of Metron Japan.  We intend Metron Japan to serve as our headquarters for building partnerships with original equipment manufacturers (OEMs) in Japan and to provide service and outsource solutions in the local market.   In addition, both FSI and Entegris have existing arrangements for the sale, service and support of their products in Japan and have not indicated that they would modify these arrangements in the event that Metron establishes or acquires sales and marketing capabilities in Japan. We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

We expect continued downward pressure on the gross margins of the products we sell, and as a result, if we are unable to continue to decrease our operating expenses as a percentage of sales or find replacement product lines with higher gross margins, we will be unable to increase or maintain our operating margins.

Particularly during industry down cycles, pressure on the gross margins of the products we sell is intense and can adversely impact our financial performance. We have experienced significant downward pressure on our gross margins, mainly as a result of sales discounts offered by our competitors and pressure from our customers to reduce prices and from our principals to reduce the discounts they provide to us. This, in turn, has put significant downward pressure on our operating margins. To maintain or increase our gross margins, we must develop and maintain relationships with principals who introduce new products and product enhancements on a timely basis. As a result of continued pressure on gross margins, we must find ways to decrease our selling, general, administrative and other expenses as a percentage of sales to increase or maintain our operating margins. If our principals cannot continue to innovate, if we cannot maintain our relationships with innovating principals, if we cannot otherwise identify product lines with higher gross margins or if we cannot successfully manage our selling, general, administrative and other expenses, our operating margins may decrease. If our operating margins decline as a result of these factors, our business would be harmed.

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

We bear inventory risk because we generally take title to the products we sell when we receive them from our principals, and we cannot always return products to the principal in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the industry downturn in 1997 and 1998, we had excess inventory for which we booked reserves in both the United States and Asia. Typically, products cannot be returned to principals after they have been in our inventory for a certain period of time; this time period varies depending on the product and the principal. In addition, although it is typical when a relationship with a principal terminates for that principal to repurchase most of the inventory we have of that principal’s products, it is possible under certain circumstances that a principal may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a principal cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial results.

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

•    The Timing Of New Product And Service Announcements By Our Principals And Their Competitors.  New product announcements by our principals and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our principal’s competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

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

•    Charges to Earnings for Other Long Lived Assets, and Tax Deferred Assets.  As a result of our market capitalization being less than our shareholders’ equity, we may be required to recognize an impairment charge in connection with the carrying value of our long-lived assets. We also may need to provide additional valuation allowances for our tax deferred assets for jurisdictions where the recovery of the is in doubt. Each of these events could negatively impact our results.

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

We now manufacture, under license from the original equipment manufacturer, Varian sputtering (PVD) equipment, licensed from Novellus, and AG Associates rapid thermal processing (RTP) equipment, licensed from Mattson. Prior to our entry into what is commonly called the legacy equipment business, we did not manufacture any equipment. With our entry into this business, we have had to hire managers and other employees who have different skills from those of our existing employees. We have also had to install new systems to keep track of manufacturing inventories. As a consequence of our lack of experience, our newly initiated manufacturing activity may incur unanticipated costs, and we may not realize the gross margins that we planned to in making the necessary investments. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a Texas-based manufacturer of electro-polished stainless steel tube and fittings. We had no prior experience of operating a plant such as AST’s, and we may incur unexpected costs in connection with AST’s business.

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

As of February 28, 2003, FSI owned 20.5%, and Entegris owned 11.9% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.  In connection with the transition agreement with FSI, FSI has agreed to transfer 567,105 of the Company’s common shares as part of the consideration for the termination fee.  The transfer of these shares will reduce FSI’s ownership of the Company’s common shares to approximately 16.2%.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

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

As a Netherlands “Naamloze Vennootschap,” or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law, the issuance of shares of an N.V. must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred. The shareholders may designate the Company’s Supervisory Board as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the Supervisory Board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Metron articles, the Supervisory Board has the authority to adopt resolutions to issue shares until five years from the November 19, 1999, deed of conversion from a B.V. to an N.V. and the related amendment of our articles of association. This authorization of the Supervisory Board may be renewed by the shareholders from time to time. As a result, our Supervisory Board currently has the authority to issue common and preferred shares without shareholder approval unless such approval is required under the terms of our Nasdaq listing agreement.

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

Special Note Regarding Forward-Looking Statements

Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Form 10-Q are “forward-looking statements.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Item 5—Other—Risk Factors and elsewhere in this Annual Report on Form 10-Q.

In some cases, you can identify forward-looking statements by terminology such as “expects,” “anticipates,” “intends,” “may,” “should,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would” or the negative of such terms or other comparable terminology.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1*    Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended February 28, 2003.

*                 This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed “filed” by Metron for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: April 14, 2003	/s/ DOUGLAS J. McCUTCHEON

Douglas J. McCutcheon
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as principal accounting officer

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ EDWARD D. SEGAL
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ DOUGLAS J. McCUTCHEON
Douglas J. McCutcheon
Chief Financial Officer