Form 10-K
period 2003-05-31
METRON TECHNOLOGY N V
filed 2003-08-29
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-27863

METRON TECHNOLOGY N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0180010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
4425 Fortran Drive San Jose, California 95134-2300 (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 719-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common shares, par value 0.44 EUR per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on November 29, 2002 as reported by the Nasdaq National Market, was approximately $16,433,000. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Shares, 0.44 EUR par value, as of July 31, 2003 was 12,609,078.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

ITEM 1. BUSINESS

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands in 1975. We are a leading global provider of outsource solutions to the semiconductor industry. Metron is focused on delivering outsourcing alternatives to semiconductor equipment and materials suppliers, semiconductor manufacturers and original equipment manufacturers (OEM).

        Semiconductor equipment and materials suppliers are a critical element of our outsource solutions. We provide suppliers with a comprehensive package for marketing, sales, service and support of their products. Our suppliers are categorized and reported under two operating groups: equipment and materials. Some of the suppliers are independent companies that have developed emerging technologies, and others are divisions of larger, diversified companies. They include Ecosys (a division of ATMI), Entegris, Gigaphoton (formerly Komatsu), Pall, Schumacher (a division of Air Products), SDI, Seiko Instruments, Sigmameltec and Zeiss.

        Our materials offerings include an extensive array of over 10,000 items, including:

  •
  gas and fluid handling components;

  •
  high-purity chemicals; and

  •
  cleanroom products.

        Our externally sourced equipment offerings include:

  •
  equipment for cleaning wafers;

  •
  microlithography equipment, for the part of the fabrication process during which an image is projected onto a wafer by passing light through a photomask, which is a high-purity quartz or glass plate used as the stencil in semiconductor device fabrication to create an integrated circuit design pattern on a semiconductor wafer; for metrology, the measurement and inspection of the wafer during the fabrication process;

  •
  photomask inspection and repair equipment, for the inspection and repair, if necessary, of the glass or quartz photomasks used during the microlithography process; and

  •
  inspection and defect characterization equipment, for the process by which silicon wafers are inspected during and after fabrication.

        Semiconductor manufacturing fabs are the primary customers for our products and services. "Fab" is the name commonly given to a silicon wafer fabrication facility. We are focused on the critical, non-core functions of the fab. We provide semiconductor fabs the ability to streamline their supply chain by offering our extensive portfolio of products from one source. Additionally, we have expanded our outsource offering to include a variety of services such as parts cleaning, repair and refurbishment, warehousing and logistics, field service and cleanroom services. Our wide range of products and services allows customers to outsource non-core functions of the fab and focus valuable resources on developing competitive technologies. Our customers are leading semiconductor manufacturers such as Advanced Micro Devices, Chartered Semiconductor, IBM, Infineon, Intel, Micron, Motorola, Philips, Samsung, ST Microelectronics, Tower and UMC.

        Over the last several years, under license from original equipment manufacturers (OEM), we have begun to market, sell, manufacture and support early generation semiconductor equipment. Our outsource offering to OEMs allows them to concentrate on the development of new generation equipment and maintain critical levels of support for mature equipment. Our focus on early generation equipment ensures customer satisfaction through an extended product life cycle. We refer to this offering as the Legends Product Line.

        Our Legends Product Line includes:

  •
  sputtering, or physical vapor deposition (PVD), tools developed by Varian Associates and now manufactured under license from Novellus. PVD is a coating process involving the transport of a material to a wafer. The process is accomplished under an electric field by bombarding gases on the material to transport particles to the wafer.

  •
  rapid thermal processing (RTP) tools developed by AG Associates. RTP is a process where silicon wafers are heated rapidly from room temperature to high temperature and cooled rapidly back to room temperature. This process occurs in an ambient gas environment. RTP tools have become a necessity for the fabrication of advanced semiconductor devices, which require tight thermal parameters, and formation of ultra thin dielectric films.

        In July 2003, we announced a non-binding Letter of Intent with Tokyo Electron Limited (TEL) that outlined the proposed transfer of the Eclipse physical vapor deposition equipment line from TEL to Metron.

Industry Background

        Despite the recent downturn, the semiconductor industry has experienced significant growth over time. The increasing use of semiconductors in communications, computers, consumer electronics, and networking have fueled the growth of the semiconductor industry. In order to take advantage of the market growth, semiconductor manufacturers are focused on the design and manufacture of semiconductors with improved performance, enhanced reliability and lower cost.

        In order to achieve their objectives, semiconductor manufacturers have developed semiconductors that are smaller and more complex. These advances in technology have led to an increase in manufacturing steps, more complex and costly semiconductor equipment and increasingly complicated manufacturing processes. The high capital cost of a fab, which can now exceed $2 billion, requires that optimal productivity levels are reached quickly and maintained in order to maximize return on investment. Many manufacturers are required to run their fabs around-the-clock. Additionally, semiconductor manufacturers are faced with the globalization of the industry. Many semiconductor manufacturers are operating fabs in multiple locations throughout the world. The requirement for the rapid ramp-up of new facilities and new products has led semiconductor manufacturers to concentrate on the standardization of all aspects of their operations.

        The manufacture of semiconductors requires a wide array of equipment, materials and services. Semiconductor capital equipment includes equipment for wafer manufacture and processing and equipment for the assembly, packaging and testing of semiconductors. The high cost of equipment development and the desire of semiconductor manufacturers to buy products from financially and technically strong suppliers have led to consolidation among equipment manufacturers. At the same time, the long-term growth prospects of the industry continue to attract small players with new technologies to fill product niches. Some suppliers to the industry are divisions of larger companies, which have other primary products and markets.

        The semiconductor materials market provides the wide variety of consumable and manufacturing materials that are required by semiconductor manufacturers, including gas and fluid handling components, high purity chemicals and cleanroom products. Rapid changes in technology have led to the creation and emergence of newer semiconductor materials manufacturers that offer innovative products. The materials industry is fragmented with numerous regional competitors due to low barriers to entry. However, the materials market tends to be less cyclical than the equipment market, in part because demand for semiconductor materials is driven more by the volume of semiconductors produced than by industry capacity and expectations of future revenue growth.

        Semiconductor manufacturers are focused on their core competencies and want to outsource other aspects of their operations to third parties. The increasing complexity of semiconductors and related capital investment, combined with long-term pricing pressures, have led semiconductor manufacturers to build outsourcing into their fab designs. We believe that outsourcing enables these companies to increase fab productivity in a cost-effective manner.

        In addition, semiconductor equipment and materials suppliers often focus on product development and manufacturing and outsource to third parties the marketing, sale, installation, service and support of their products. In particular, smaller semiconductor equipment and materials manufacturers that cannot afford to invest the time or the capital resources required to build a global infrastructure, and divisions of larger companies whose main focus is on other products or markets, often benefit from outsourcing. Outsourcing enables these companies to reduce their time to market, financial risk and marketing investment while maintaining the ability to compete with often larger companies with established infrastructures. In the case of early generation equipment, the OEM often wants to concentrate its resources on the current generation of equipment and wishes to outsource the manufacture, service and support of older tools to a company that can provide reliable support on a global basis.

        Providers of outsourcing alternatives to the semiconductor industry are able to take advantage of operational efficiencies owing to their ability to offer products and services from multiple suppliers and leverage their infrastructure costs over a larger revenue base. There are a large number of generally smaller companies that provide outsourcing services, including regional, privately-held companies that focus on a portion of, or a specific geographic market in, the semiconductor manufacturing industry. We believe that semiconductor equipment and materials suppliers and semiconductor manufacturers are seeking an international services and support company that offers a comprehensive global outsource solution.

The Metron Solution

        We are a leading global provider of outsource solutions to the semiconductor industry. We provide an important link between semiconductor manufacturers and our suppliers. For semiconductor manufacturers, who might be required to purchase materials and equipment from a range of suppliers worldwide, we offer the ability to purchase through a single supplier. Our focus on the critical, non-core functions of the fab supports semiconductor manufacturing strategies to outsource services such as parts cleaning, repair and refurbishment, warehousing and logistics, field service and cleanroom services. Our outsource solutions enables our semiconductor manufacturers to:

  •
  simplify and standardize materials and equipment purchases throughout the world;

  •
  focus valuable resources on product design, development and marketing; and

  •
  increase fab productivity in a cost-effective manner.

        We provide timely and comprehensive marketing, sales, service and support for our materials and equipment suppliers, enabling them to:

  •
  focus their resources on technology and product development and manufacturing;

  •
  reduce their time to market, financial risk and marketing investment; and

  •
  compete more effectively with larger companies with established infrastructures without investing the time or capital resources required to build their own infrastructures.

        We provide manufacturing services to OEMs that desire to outsource the manufacture, marketing, sales and service of early generation equipment. This allows OEM's to:

  •
  concentrate on the design and development of advanced technology equipment; and

  •
  maintain critical levels of support on mature equipment without the investment in infrastructure.

Strategy

        We believe that we market and sell a wider range of materials, equipment, service and support solutions to the semiconductor industry than any other independent provider of these products and services. Our goal is to be the leading global provider of outsource solutions to the semiconductor industry. The key elements of our strategy include:

  •
  Leverage our global infrastructure and expand our leadership position.  We believe that our global infrastructure, as well as our more than 25-year history of serving the semiconductor industry, provides us with a significant competitive advantage in serving our customers and suppliers. As of May 31, 2003, we had over 514 sales and marketing and customer service and support employees in 39 offices in Asia, Europe and the United States. We plan to continue to leverage our global infrastructure.

  •
  Continue to broaden product and service offerings.  We plan to selectively broaden our product lines and territories to meet the needs of our customers. We plan to obtain products from both advanced technology equipment and early generation equipment products, which tend to be less cyclical markets and have higher margins. We plan to expand on-site maintenance, repair and refurbishment and other support services, including specialized parts cleaning, inventory management and engineering services. We also plan to add additional equipment to our Legends Product Line. We believe these efforts will strengthen our long-term relationships with our customers.

  •
  Develop our Fab Solutions model.  We will seek to provide an integrated solution for outsourcing critical, non-core functions of the semiconductor fabs through the development of Fab Solutions Centers. Fab Solutions Centers are expected to provide the customer with one source for many of the products used in the manufacturing cycle, as well as an outsourcing alternative for many services. We will seek to work with the local customer base to develop a customized solution based on local requirements. We believe that the Fab Solution Centers will improve the efficiency of the supply chain and will allow customers to focus resources on the development and manufacture of semiconductors.

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

  •
  Acquire complementary businesses.  To enable us to better serve our suppliers and customers, we plan to selectively acquire complementary businesses. Potential acquisition candidates include independent regional sales, service and support companies, which currently operate in a highly-fragmented segment of the semiconductor industry. We believe that our acquisition strategy will allow us to gain access to new suppliers and territories, broaden our offerings to existing customers and gain new customers. As examples of this strategy, our acquisition of T.A. Kyser Co. in July 1998 established our United States materials and components business. With our acquisition of Shieldcare Ltd. in March 2000, we entered the process tool parts cleaning business, and in November 2000, we acquired Intec Technology (S) Pte. Ltd., a supplier of cleanroom products and manufacturer of cleanroom garments in Singapore and Malaysia. In March 2002, we acquired the AG Associates RTP product line from Mattson Technologies, and in May 2002, we acquired substantially all the assets of Advanced Stainless Technologies (AST), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. In June 2003, we acquired some of the assets that were minor in amount of the cleanroom consumable business of Prudential Cleanroom Services, a business unit of Prudential Overall Supply, Inc. In July 2003, we announced a non-binding letter of intent with Tokyo Electron Limited (TEL) that outlined the proposed transfer of the Eclipse physical vapor deposition line from TEL to Metron.

Products and Services

        For the past three fiscal years, we were organized into two worldwide operating divisions, materials and equipment. In fiscal 2001, 2002 and 2003, sales by our equipment division accounted for approximately 50.7%, 46.3% and 47.7% of our revenue, respectively, and sales by our materials division accounted for approximately 49.3%, 53.7% and 52.3% of our revenue, respectively.

        Our portfolio is focused on delivering outsource solutions to the semiconductor industry. In FY 2004, to better serve our customers, we are reorganizing into two new worldwide operating groups, Equipment Solutions and Fab Solutions. Equipment Solutions are focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and early generation equipment. Many innovative, specialized semiconductor equipment manufacturers lack sufficient infrastructure to market, sell and support their products in a global market. We believe that our experienced, global organization will be key to the introduction and continued support of these advanced technologies in the industry. Early generation equipment remains fundamental for many semiconductor manufacturers today. As the installed equipment base matures, access to critical technical expertise and repair capability can deteriorate. We provide the continued availability of service, spares and manufacturing capability for mature capital equipment.

        Fab Solutions represent a new outsourcing model for the semiconductor industry. Fab Solutions are solely focused on the needs of the semiconductor fab. Through an extensive network of preferred suppliers and branded services, we are able to offer our customers a comprehensive portfolio to address the critical, non-core functions of the fab. Our Fab Solutions model allows our customers to streamline the supply chain while maintaining the flexibility to manage varying market conditions. By outsourcing the critical, non-core areas of the fab, customers can focus valuable resources on developing competitive technologies.

        We operate under a series of agreements with our suppliers. These agreements generally give us the exclusive right to market, sell and support particular products in specific geographic regions. The agreements with our suppliers are typically cancelable without cause with notice periods that range from 30 days to two years. In addition to maintaining appropriate inventories of materials and spare parts, we sometimes purchase equipment for demonstration purposes, which may be installed in a customer's fab for evaluation purposes or at one of our facilities.

        Product selection is critical to our success. We evaluate a large number of product opportunities, relatively few of which we ultimately add to our product offerings. In our evaluation of new product lines, we thoroughly review numerous factors, including the product line's current and projected revenue stream and market share, whether the product line is sufficiently developed for its targeted market segment, whether distribution arrangements for the product line are currently in place, the prospective supplier's anticipated ability to offer innovative and advanced products, the history and stability of the prospective supplier and our ability to market, sell and provide a consistent level of service and support for the product line.

Materials

        Our materials business includes the marketing and sale of an extensive array of over 10,000 items, including gas and fluid handling components, high purity chemicals and cleanroom products, to semiconductor manufacturers, manufacturers of semiconductor equipment and to a lesser extent, customers in other industries such as pharmaceuticals and petroleum. As of May 31, 2003, our materials division represented over 115 suppliers. The table below lists the business units in our materials division, the types of products sold and the largest suppliers within each business unit for fiscal 2003:

Business Unit	Types of Products	Largest Suppliers
Gas and fluid handling	Valves, fittings and other components for ultrapure applications	Entegris Carten
	High end filtration products and systems	Pall
	Stainless steel control valves and regulators	Tescom
Wafer management	Pellicles	MLI
Chemicals	Slurry	Cabot Microelectronics
Device handling	Vacuum release chip trays	Gelpak
	Quartz components	MGI Products
Cleanroom products	Latex gloves	Omni Sales
	Wipers and swabs	Texwipe

        We believe the materials business is particularly well-suited to benefit from our global infrastructure because addressable markets are more fragmented, there are a large number of individual products and average transaction sizes are generally smaller than in the equipment business. As a result, we believe that many companies are often unable to cost-effectively provide materials, service and support globally in order to meet semiconductor manufacturer requirements and can benefit from Metron's ability to distribute their products through our international sales and marketing organization. Similarly, by working with Metron, a customer can increase sales by improving fab productivity while reducing inventory, warehousing and other costs. For some of our customers' fabs in the United States, including Motorola and Philips, our materials division has primary responsibility for the operation of the customer's on-site warehouse of materials and components we sell. Our experience, infrastructure and systems in the United States enable us to maintain a highly reliable materials inventory management and order processing system, which allows us to increase the speed of order fulfillment and provide other value-added services to both customers and suppliers. We plan to expand our activities in this area to other parts of the world to provide more comprehensive support to more of our customers.

Equipment

        Our equipment business includes the marketing, sale and support of semiconductor equipment, including products for cleaning, coating, developing and etching; detection, measurement and quality control tools; equipment used in the manufacture, fault diagnosis and repair of the masks used to create the complex patterning of semiconductors; automatic wafer handling, particle counting and cleanroom monitoring equipment. The equipment division also markets specialized containers of high purity chemicals which are used in the chemical vapor deposition and diffusion phases of semiconductor wafer processing. As of May 31, 2003, our equipment division represented over 40 suppliers. The table below lists the largest products in the equipment division and the suppliers for those products for fiscal 2003:

Types of Products	Suppliers
Wafer cleaning tools	FSI
Metrology inspection microscopes	Zeiss
Wafer characterization and diagnostic tools	SDI
Photomask coating and developer tools	Sigmameltec
Environmental gas cleaning systems	ATMI
High purity wafer processing chemicals	Schumacher
Photo-lithography processing tools	FSI

        Particularly in the equipment business, we believe our competitive advantage is generally greater in product areas that are not served by one of the large globally-integrated manufacturers. We have sought, and expect to continue to seek, relationships with non-United States suppliers seeking to penetrate the United States market and other markets outside their home territories.

        Our equipment business now includes the marketing and sale of legacy equipment that we manufacture under license from the original equipment manufacturer:

Types of Products	Licensed from
Varian sputtering (or PVD) equipment	Novellus
AG Associates rapid thermal processing (RTP) equipment	Mattson

Service and Spare Parts

        We believe that as semiconductor manufacturers become increasingly sensitive to the costs of system downtime, they will direct their purchases to suppliers who can offer comprehensive local installation, maintenance and repair service and spare parts. To meet these needs, we provide installation, maintenance, repair and service for the equipment we sell, and we employ skilled service engineers in 19 offices located in approximately 16 countries. In some cases, our service engineers are located on-site at a semiconductor manufacturer's facility. By continuing to maintain local offices in most major markets and staffing those offices with nationals fluent in local languages and customs, we are able to provide our suppliers and customers with sales, service and support 24 hours a day, seven days a week where necessary. We also provide our customers with applications services and help them develop customized solutions to technical problems.

        Our service personnel receive extensive initial and follow-up training internally and/or from the suppliers whose products they service. Our service personnel generally receive the same training from our suppliers as the supplier's own personnel and receive and maintain the same certification. We generally warrant the products we sell for a period of one year. If we install externally-sourced equipment in a customer's fab, we are generally responsible for the costs of the labor component of the warranty, and the principal is responsible for replacing parts which are under warranty. In the case of legacy equipment, we are responsible for both parts and labor. After the warranty period has expired, we also offer service contracts or on-call service support for equipment that we have supplied.

        We also provide our customers with the spare parts required to maintain and repair the equipment we have supplied and to operate other systems in their fabs. We work with our suppliers to maintain an inventory of mission-critical spare parts and materials close to our customers' sites so we can deliver the required parts in the shortest time possible. In some cases, we are responsible for maintaining inventories at our customers' sites, and we plan to expand the service we provide in this area.

Sales and Marketing

        Our worldwide sales and marketing organization is an essential part of our strategy of maintaining close relationships with our suppliers and with our semiconductor manufacturer customers. We provide timely and comprehensive marketing, sales, service and support for materials and equipment manufacturers, enabling these manufacturers to focus their resources on technology and product development. As of May 31, 2003, we had 293 sales and marketing employees in 39 offices in Asia, Europe and the United States. Through these sales and support offices, we maintain an important link between our suppliers and semiconductor manufacturers. Our sales and marketing organization identifies customer requirements, assists in product selection and monitors each transaction through final sale, shipment and installation. We also employ 258 highly-skilled technical and engineering personnel around the world to support our sales and marketing organization and our customers. In Europe, we have 135 support personnel in nine countries located in ten offices as well as at several semiconductor manufacturers' facilities. In Asia, we have 95 support personnel in seven countries located in eight offices as well as at several semiconductor manufacturers' facilities. In the United States, we have approximately 28 support personnel located in eleven states. With few exceptions, our employees around the world are fully conversant in local languages and familiar with the local business culture and local business practices.

        We offer comprehensive sales and marketing technical support services, including materials and equipment specification review from the initial sales effort through on-going product improvement programs; demonstration of materials and equipment; tool installation, including customer site preparation and final system acceptance; on-going customer support and process improvement; writing, editing, and improving operating and maintenance manuals; and customer training programs, including maintenance training and on-site operator training. Our ability to offer these extensive support services is due in part to extensive initial and follow-up training of our sales and marketing technical support personnel, both in-house and by the suppliers whose products we sell. We also conduct technical seminars, training sessions and user group meetings. We operate a class 100 cleanroom facility with 560 square feet in Austin, Texas, a 9,900 square foot, class 1,000 cleanroom facility in Glenrothes, Scotland, and a 5,750 square foot, class 10,000 cleanroom facility in San Jose, California.

        We also employ applications engineers who work closely with our customers to solve particular customer problems and develop innovative processing solutions using particular equipment supplied by our suppliers. In some cases, our customers' engineers have collaborated with our engineers to produce and publish technical papers. Application selling and application support is a key part of our strategy to introduce and sell new technology into the semiconductor marketplace.

        We utilize a number of other marketing techniques that enable our suppliers to access new markets and semiconductor manufacturers. We seek to actively involve our suppliers in the marketing and sales process and often conduct joint sales calls on existing and potential customers with representatives from our suppliers. We assign product managers to some of our suppliers to provide particular attention to the marketing, service and support of specific product lines. We participate in various trade shows around the world, including Semicon Europa in Europe, Semicon Korea, Semicon Singapore and Semicon Taiwan in Asia and Semicon Southwest and Semicon West in the United States.

Customers

        We market semiconductor materials and equipment to most of the world's semiconductor manufacturers and to many suppliers to the semiconductor industry, including semiconductor equipment manufacturers. In fiscal 2003, our 10 largest customers accounted for an aggregate of 42% of our sales. We expect that sales to relatively few semiconductor manufacturers will always account for a significant percentage of our revenue, although the relative revenue ranking of individual customers may change from period to period. The table below lists in alphabetical order our 10 largest customers in fiscal 2003 based on revenue and the geographic regions where we support them:

Customer	Locations
AMD	Germany, United Kingdom, United States
Chartered Semiconductor Manufacturing	Singapore
Dupont	France, Singapore, United Kingdom, United States
Infineon	Germany, United Kingdom, United States
Intel	Ireland, Israel, United Kingdom, United States
Micron Technology	Italy, United States
Philips	The Netherlands, France, Germany, United Kingdom, United States
ST Microelectronics	France, Italy, Singapore, United States
Silterra	Malaysia, Singapore
Tower Semiconductor	Israel

Competition

        The semiconductor industry is highly competitive. We face substantial competition on two distinct fronts: competition for product lines and competition for customers.

Competition for Product Lines

        For those semiconductor equipment and materials manufacturers who elect to sell through independent sales and distribution companies, we must compete with other companies for the right to sell specific product lines. Some of these independent sales and distribution companies have long-standing collaborative business relationships with semiconductor equipment and materials manufacturers which are difficult to overcome. We believe that the most significant competition on this front comes from regional semiconductor equipment and materials distribution companies. Furthermore, many equipment and materials manufacturers choose to sell directly to semiconductor manufacturers in some or all markets. In Europe and Asia, we compete with equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers as well as with regional independent distribution companies such as Macrotron and Teltec in Europe and Hermes in Taiwan. For example, Cabot Microelectronics recently decided to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. In the United States, we compete primarily with United States semiconductor equipment and materials manufacturers who choose to sell their products directly to semiconductor manufacturers.

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

Competition for Customers

        We compete with established semiconductor equipment and materials manufacturers who sell directly to customers and with other independent sales and distribution companies for orders from semiconductor manufacturers. Some of these competitors have greater name recognition in the territories they serve and have long-standing relationships with semiconductor manufacturers that may give them a competitive advantage. Other significant competitive factors in the semiconductor equipment and materials market include product specifications and quality, product performance, product reliability, process repeatability, customer service and support and timeliness of product delivery and of new product introductions, in addition to total cost of ownership and price. We anticipate that as we expand our product portfolio and expand into new markets, we will encounter additional competition, and the competitive factors listed above, among others, might make it difficult for us to establish sales and distribution capability in new markets such as Japan. This competition, as well as the local political climate and local business practices, may limit our ability to successfully expand into new markets. We cannot be certain that we will continue to compete successfully in the future.

Financial Information about Segments and Geographic Areas

        See Note 15 to the Consolidated Financial Statements contained herein.

Employees

        As of May 31, 2003, we had 727 full-time employees, including 190 in our materials division, 324 in our equipment division and 213 in general administrative activities, including finance and accounting, sales administration, shipping and receiving and corporate management. Of our full-time employees, 183 are located in the United States, 333 are located in Europe and 211 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationships with our employees to be good.

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

Risks related to Metron.

We may not be able to meet certain covenants in or renew certain credit facilities.

        As of May 31, 2003, we had $13.1 million of short-term borrowings under our various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. At May 31, 2003, we were in violation of covenants under our Compass Bank facility, for which we obtained a waiver. In August 2003, Compass Bank agreed to extend the facility with a reduced availability of $4.0 million through mid-November 2003. As part of this extension, Compass Bank modified the covenants of which we were in violation, and we made a payment of $3.0 million to Compass Bank from the proceeds of our August 2003 issuance of $7.0 million principal amount of convertible debentures due 2007. Unless Compass Bank agrees to a further extension of the facility, the outstanding balance of the facility must be repaid in mid-November 2003. We intend to pursue discussions with alternative lenders to replace the Compass Bank facility prior to mid-November 2003. However, we cannot assure you that the Compass Bank facility or an alternative credit facility will be available to us after mid-November 2003 on favorable terms, or at all.

        We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities and to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants, that we can comply with the covenants of our existing credit facilities or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

        All of our lines of credit are payable on demand or subject to periodic, generally annual, review. Given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make our credit facilities available to us, or that new lenders will agree to make credit facilities available to us, on terms or in amounts acceptable to us, or at all.

        Any failure to retain our existing credit facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant credit facility lenders demand repayment of all or a significant portion of our indebtedness after the end of fiscal 2004, we may not have the cash resources necessary to repay such indebtedness when due.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

        As of May 31, 2003, we had $12.2 million of cash and cash equivalents and $13.1 million of short-term borrowings under our various lines of credit. We incurred net losses of $26.7 million and $2.8 million for the years ended May 31, 2003 and 2002, respectively. We believe that our available cash resources, which comprise cash and cash equivalents (including the net proceeds from our August 2003 issuance of $7.0 million of convertible debentures due 2007), amounts available under our credit facilities (giving effect to the July 2003 renewal of the $3.8 million Royal Bank of Scotland facility and the August 2003 reduction in availability under the Compass Bank facility to $4.0 million) and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004. However, if our revenues are lower or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

        We cannot give any assurance that financing will be available when needed on terms acceptable to the Company, or at all. If we determine that we need to issue additional equity securities or debt securities convertible into equity to address our need for cash resources, the issuance of additional equity securities or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities or debt securities may have rights, preferences and privileges that are senior to those of our existing common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

        In addition to our intent to raise capital to fund our operations, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed in these "Risks Related to Metron" and elsewhere in this Report on Form 10-K.

We are dependent on a few key suppliers for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key suppliers could seriously harm our business.

        If, for any reason, any of our key suppliers were to materially reduce its business or terminate its relationship with us, the loss of the key principal would have a material adverse effect on our business. In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our suppliers, which is how we refer to the semiconductor materials and equipment companies we represent. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue for at least the next five years.

        All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our suppliers. These agreements are generally cancelable at will, subject to notification periods that range from 30 days to two years. We generally do not sell competing products in the same market, and, therefore, the number of suppliers we can represent at any one time is limited. It is likely that in the future some of our suppliers will terminate their relationships with us upon relatively short notice. If we lose a key principal, we may not be able to find a replacement quickly, or at all. The loss of a key principal may cause us to lose customers and incur expenses associated with ending our agreement with that principal. We may lose suppliers for various reasons, including:

  •
  mergers and acquisitions involving our suppliers and other semiconductor materials and equipment manufacturers that we do not represent;

  •
  a principal's decision to attempt to build a direct sales organization;

  •
  the expansion of a principal's product offerings to compete with the products of another principal, because we generally do not offer competing product lines;

  •
  a principal's dissatisfaction with our level or quality of service; and

  •
  the failure of a principal's business.

        We have lost suppliers in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris, Inc. to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology, except in Korea. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003. Our world-wide revenue for FSI products for the year ended May 31, 2001 was 24.5% of revenues. Our revenues for FSI products and services in Europe and Asia were approximately $29.0 million and $26.9 million (12.5% and 11.4% of revenue) for the years ended May 31, 2002 and 2003, respectively.

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

        In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide. The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI. In addition, during our fourth quarter of fiscal

2003, we abandoned unutilised leased facilities as part of our restructuring. Workforce reductions, including the one we announced in fiscal 2003, could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we are unable to successfully identify new products and enter into and implement arrangements with the suppliers of these products, our business will be seriously harmed.

        To the extent we are unable to enter into relationships with suppliers who anticipate or respond adequately to technological developments or customer requirements, we could suffer a loss of competitiveness. Such loss, or any significant delays in product development or introductions by these suppliers, could have a materially adverse effect on our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our suppliers' ability to keep pace with changes in the market and, particularly because we generally do not carry competing product lines, on our ability to identify and obtain new product lines which achieve market success.

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

        We compete with independent sales and distribution companies for the right to sell specific product lines in specific territories. We believe that our most formidable competition comes from regionally established semiconductor materials and equipment distribution companies. Some of these independent sales and distribution companies have substantially greater financial resources to devote to a particular region than we do, are better established in particular regions than we are, have greater name recognition in their chosen markets than we have and have long-standing collaborative business relationships with semiconductor materials and equipment manufacturers which are difficult to overcome. If we are unable to effectively compete with sales and distribution companies to attract and retain suppliers, our business will be adversely affected.

If we are unable to compete for customers owing to our inability to provide sales, marketing and support services or particular product offerings, our ability to maintain or increase sales will be adversely affected.

        We compete for orders from semiconductor manufacturers with established semiconductor materials and equipment manufacturers who sell directly to customers and with independent sales and distribution companies and sales representatives. We believe that to compete effectively for customers we must maintain a high level of investment in marketing, customer service and support in all of the markets in which we operate, and we may not have sufficient financial resources, technical expertise or marketing, services and support capabilities to continue to compete successfully in the future. Some of our competitors have greater name recognition in the territories they serve and have long-standing relationships with semiconductor manufacturers that may give them an advantage in attracting and retaining customers. Furthermore, we believe that once a semiconductor manufacturer has selected a particular product for a specific use from a vendor that is not one of our suppliers, it may be difficult to achieve significant sales of a competing product to that customer unless there are compelling reasons for the customer to switch products, such as significant performance or cost advantages.

        We anticipate that as we continue to diversify our product portfolio and expand into new markets for our suppliers' products, we will encounter additional competition for customers. If we cannot continue to compete successfully for customers in the future, any such lack of success will have a significant negative impact on our business.

The management information systems that we currently use in our day-to-day operations are not integrated across the globe and some of them need to be upgraded. Upgrading them will be costly, and if the new system is not successfully implemented, our business may suffer material adverse consequences.

        While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We commenced implementation of the new system in Europe in 2001 and 2002. We plan to implement the financial management reporting system to support the centralization of our European operations into an entity called Metron Europa by our third quarter of fiscal 2004, and to commence the implementation in Asia with the next installation scheduled for Singapore after implementation in Metron Europa has been completed. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 24 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

  •
  communicate information efficiently throughout our organization; and

  •
  work effectively with suppliers and customers.

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

Our indebtedness and debt service obligations may adversely affect our cash flow and ability to obtain additional financing.

        Our annual debt service obligations on our 8% convertible debentures due 2007 are approximately $0.6 million per year in interest payments. Our indebtedness could have significant negative consequences, including: requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness if we do not make interest payments in our common shares rather than cash, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources. The existence of debt service obligations and the anti-dilution provisions of our debentures also may limit our ability to obtain additional financing on terms favorable to us.

We may not be successful in our effort to penetrate Japan, which could limit our future growth.

        On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. ("Metron Japan") in Yokohama, Japan. Approximately 22% of the world's production of semiconductors in 2002 took place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to be successful in our efforts to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan. We intend Metron Japan to serve as our headquarters for building partnerships with original equipment manufacturers (OEMs) in Japan and to provide service and outsource solutions in the local market. We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

We expect continued downward pressure on the gross margins of the products we sell, and as a result, if we are unable to continue to decrease our operating expenses as a percentage of sales or find replacement product lines with higher gross margins, we will be unable to increase or maintain our operating margins.

        Particularly during industry down cycles, pressure on the gross margins of the products we sell is intense and can adversely impact our financial performance. We have experienced significant downward pressure on our gross margins, mainly as a result of sales discounts offered by our competitors and pressure from our customers to reduce prices and from our suppliers to reduce the discounts they provide to us. This, in turn, has put significant downward pressure on our operating margins. To maintain or increase our gross margins, we must develop and maintain relationships with suppliers who introduce new products and product enhancements on a timely basis. As a result of continued pressure on gross margins, we must find ways to decrease our selling, general, administrative and other expenses as a percentage of sales to increase or maintain our operating margins. If our suppliers cannot continue to innovate, if we cannot maintain our relationships with innovating suppliers, if we cannot otherwise identify product lines with higher gross margins or if we cannot successfully manage our selling, general, administrative and other expenses, our operating margins may decrease. If our operating margins decline as a result of these factors, our business would be harmed.

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

        We bear inventory risk because we generally take title to the products we sell when we receive them from our suppliers, and we cannot always return products to the principal in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the current industry downturn beginning in fiscal 2001, we had excess inventory for which we booked reserves in Europe, the United States and Asia. Typically, products cannot be returned to suppliers after they have been in our inventory for a certain period of time; this time period varies depending on the product and the principal. In addition, although it is typical when a relationship with a principal terminates for that principal to repurchase most of the inventory we have of that principal's products, it is possible under certain circumstances that a principal may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a principal cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial results.

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

  •
  The Timing Of Product Shipments By Our Suppliers. For the most part, we recognize sales upon the shipment of goods to our customers. Most of the equipment and some of the materials we sell are shipped by the principal directly to our customers, and we do not necessarily have any control over the timing of a particular shipment. If we are unable to recognize revenue for a particular sale in the quarter in which that sale was expected, our operating results in that particular quarter will be negatively affected.

  •
  The Timing Of New Product And Service Announcements By Our Suppliers And Their Competitors. New product announcements by our suppliers and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our principal's competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

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

  •
  Charges to Earnings for Other Long Lived Assets. As a result of our market capitalization being less than our shareholders' equity, we may be required to recognize an impairment charge in connection with the carrying value of our long-lived assets. This could negatively impact our results.

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

        A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. In fiscal 2003, our top ten customers accounted for an aggregate of 42% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

  •
  the timing and size of future purchase orders, if any, from our larger customers;

  •
  the product requirements of our customers; and

  •
  the financial and operational success of our customers.

        If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003. This transition will mean that we can no longer sell these FSI products to our customers in these regions, which could result in the loss of some customers. Our world-wide revenue for FSI products for the year ended May 31, 2001 was 24.5% of revenues. Our revenues for FSI products and services in Europe and Asia were approximately $29.0 million and $26.9 million (12.5% and 11.4% of revenue) for the years ended May 31, 2002 and 2003, respectively. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

Our sales cycle, particularly for equipment, is long and unpredictable, which could require us to incur high sales and marketing expenses with no assurance that a sale will result.

        Sales cycles for some of our products, particularly equipment, can run as long as 12 to 18 months. As a result, we may not recognize revenue from efforts to sell particular products for extended periods of time, or at all. We believe that the length of the sales cycle may increase as some current and potential customers of our key suppliers centralize purchasing decisions into one decision-making entity. We expect this may intensify the evaluation process and require us to make additional sales and marketing expenditures with no assurance that a sale will result.

We have recently expanded our operations to include manufacturing, an activity with which we do not have significant experience. This new activity will require us to hire managers and employees with different skills from those of our existing employees and to develop systems to manage processes with which we have no prior experience.

        We now manufacture, under license from the original equipment manufacturer, Varian sputtering (PVD) equipment, licensed from Novellus, and AG Associates rapid thermal processing (RTP) equipment, licensed from Mattson. Prior to our entry into what is commonly called the legacy equipment business, we did not manufacture any equipment. With our entry into this business, we have had to hire managers and other employees who have different skills from those of our existing employees. We have also had to install new systems to keep track of manufacturing inventories. As a consequence of our lack of experience, our newly initiated manufacturing activity may incur unanticipated costs, and we may not realize the gross margins that we planned to in making the necessary investments. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a Texas-based manufacturer of electro-polished stainless steel tubes and fittings. We had no prior experience of operating a plant such as AST's, and we may incur unexpected costs in connection with AST's business.

We have not yet developed a strategy to sell to our customers over the Internet, and if a competitor develops and implements an effective e-commerce strategy, we may lose some of our customers, which would have a negative impact on our results of operations.

        Although we have begun efforts to develop an e-commerce strategy, we have not implemented a process to sell to our customers over the Internet. Because our suppliers grant us the right to sell their products only for specific territories and sales conducted over the Internet may occur anywhere around the globe, it is difficult to adopt e-commerce practices in our industry. If our suppliers decide to directly distribute their products over the Internet, if our competitors develop a successful strategy for engaging in e-commerce or if our customers require e-commerce capabilities which we are unable to provide, we may lose customers, which would have a negative impact on our revenue and on our operating results.

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

        While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the second quarter of fiscal 2002, we recorded exchange losses of approximately $470,000. In fiscal 2003, approximately $449,000 of the foreign exchange loss pertained to the cost of hedging the Israel Shekel. The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel. Given the number of currencies involved, the substantial volatility of currency exchange rates, and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Risks related to investing in our common shares.

We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.

        As of May 31, 2003, FSI owned 16.8%, and Entegris owned 12.4% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

Our share price is volatile.

        The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

  •
  failure to meet our publicly-stated expectations or the published expectations of securities analysts for a given quarterly period;

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

        Our articles of association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. These provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interest of our shareholders. For example, our articles may be amended only pursuant to a proposal of the Supervisory Board followed by a resolution of a general meeting of shareholders. To amend our articles requires that at a general meeting of shareholders, (1) more than half of the issued share capital is represented and (2) the resolution to amend the articles is supported by a two-thirds majority of the valid votes cast. This supermajority voting requirement may have the effect of discouraging a third party from acquiring a majority of the outstanding Metron shares. In addition, these provisions could have a negative impact on our share price. Furthermore, some United States tax laws may discourage third parties from accumulating significant blocks of our common shares.

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

ITEM 2. PROPERTIES

        Our corporate headquarters are located in San Jose, California. The head of our global materials division is based in Austin, Texas. We own our 30,000 square foot facility in Livingston, Scotland, 16,300 square foot facility in Glenrothes, Scotland and our 6,500 square foot facility in Almere, The

Netherlands. We also own an 18,000 square foot facility in Aschheim, Germany, which we are currently attempting to sell. In addition, we lease space for marketing and customer service and support purposes in 39 locations worldwide. We operate a Class 100 cleanroom facilities with and 560 square feet in Austin, Texas, a 9,900 square foot, class 1,000 cleanroom facility in Glenrothes, Scotland, and a 5,750 square foot, class 10,000 cleanroom facility in San Jose, California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common shares, 0.44 EUR par value per share, have been traded on the Nasdaq National Market (Nasdaq) under the symbol "MTCH" since our initial public offering on November 19, 1999. The following table sets forth the high and low sales prices, as reported by Nasdaq, for the periods indicated.

	High	Low
Fiscal 2002
First Quarter	$7.95	$6.51
Second Quarter	7.24	6.28
Third Quarter	8.55	6.65
Fourth Quarter	11.05	8.65
Fiscal 2003
First Quarter	$9.27	$2.84
Second Quarter	3.19	0.57
Third Quarter	2.17	1.10
Fourth Quarter	2.50	1.00

        There were approximately 79 shareholder accounts of record on July 31, 2003.

Dividends

        The Company has not paid dividends on its common shares.

Certain Dutch tax consequences of holding Metron common shares

        General.    The following is a summary of the material anticipated Dutch tax consequences of the holding of common shares in Metron Technology N.V. by non-Dutch resident individuals and corporate entities. This summary addresses only dividend withholding tax, personal income tax, corporate income tax, and gift and inheritance tax. It does not cover other taxes imposed by The Netherlands and/or its political subdivisions. Further this summary does not purport to be an exhaustive discussion or analysis of all relevant tax matters related to the holding of our common shares. In particular, this summary does not address the tax consequences under any non-Dutch tax laws, nor does it address the tax position of a holder of our common shares to which a special tax regime is applicable or any other special circumstances that may apply to any individual holder. Accordingly, a holder of our common shares should consult his, her or its own tax advisors regarding the tax consequences of the holding of our common shares. This summary is based on the tax laws of The Netherlands as in effect on July 31, 2003 and is subject to changes in such laws which changes may have retroactive effect. Metron expressly disclaims any responsibility to update this summary for changes in facts or laws occurring subsequent to the date of the filing of this Form 10-K.

        This summary represents Metron's interpretation of existing Dutch tax law and, accordingly, no assurance can be given that the tax authorities or the courts in The Netherlands will agree with the summary below. This summary addresses the Dutch tax consequences to a holder of our common shares who or which neither is, nor is deemed to be, a resident of The Netherlands for purposes of the relevant tax laws (a "non-resident shareholder"). Under Dutch tax law, residence is determined both by reference to the relevant facts and circumstances and to several principles of law.

        Taxation Regarding Dividends.    To the extent that Metron distributes dividends, such dividends will, in principle, be subject to dividend withholding tax at a rate of 25%. For this purpose, dividends include, among other things, dividends in cash or in kind, deemed dividends, constructive dividends, repayments of paid-in capital not recognized for tax purposes and liquidation proceeds in excess of paid-in capital as recognized for tax purposes. Stock dividends are subject to dividend withholding tax unless distributed out of Metron's paid-in share premium as recognized for tax purposes. With respect to non-resident corporate shareholders, or shareholders that are treated as corporate taxpayers for tax purposes, which have a permanent establishment or permanent representative in The Netherlands to which the common shares are attributable, no withholding is required in connection with distributions to such shareholders, provided that The Netherlands participation exemption applies with respect to their respective holding of the common shares. A non-resident shareholder may be eligible for a reduction or a refund of dividend withholding tax pursuant to the EU Parent-Subsidiary Directive or a tax convention in effect between the country of residence of the non-resident shareholder and The Netherlands. The Netherlands has concluded such a convention with the United States, the Convention between the Kingdom of The Netherlands and the United States of America for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income (the "Treaty"), which became effective as of January 1, 1994. A holder of our common shares can claim the benefits of the Treaty only if such holder is a resident of the United States as defined in the Treaty and if such holder's entitlement to such benefits is not limited by the limitations on benefits provisions of Article 26 of the Treaty. Under the Treaty, dividends paid by Metron to a holder of our common shares who or which is entitled to the benefits of the Treaty, are generally eligible for a reduction of The Netherlands statutory rate of withholding tax of 25%, to 15%. The withholding tax rate will be reduced to 5% if the beneficial owner is a qualifying United States resident company that directly holds at least 10% of the voting power of Metron. The Treaty provides, under certain conditions, for a complete exemption for dividends received by exempt pension funds and exempt organizations.

        No dividend withholding tax is due on any part of a dividend, that is considered excessive pursuant to a transitional regime effective as of January 1, 2001 through December 31, 2005 and which, under these transitional rules, gives rise to the additional corporate income tax, as described below.

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

  •
  the profit for accounting purposes of the preceding financial year in accordance with the published (consolidated) annual accounts as amended in accordance with the statute.

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

        The temporary additional corporate income tax will be decreased proportionally to the extent that the common shares have been held for a period of at least three years by shareholders that have an interest of at least 5% at the time of the dividend payment. A requirement is, however, that the relevant shareholder is a resident of The Netherlands, The Netherlands Antilles, Aruba, an EU-member state, or a jurisdiction that has concluded a tax treaty in respect of taxes on income and capital gains with The Netherlands.

        The Netherlands has anti-avoidance legislation in order to counteract so-called "dividend stripping". Pursuant to this legislation, a reduction, or refund of dividend withholding tax is denied if the recipient of the dividend is not the beneficial owner. The new legislation generally targets situations, commonly referred to as "dividend stripping", in which a shareholder retains its economic interest in shares, but tries to reduce the withholding tax cost on dividends by a transaction with another party that would be better positioned to claim a reduction or the refund of such withholding tax in the absence of these rules. The Dutch tax authorities will also apply the proposed definition of beneficial ownership in the context of a tax treaty in respect of taxes on income and capital gains.

        Personal Income Tax And Corporate Income Tax.    A non-resident shareholder will not be subject to personal income tax or corporate income tax with respect to dividends or capital gains derived from the common shares, provided that:

  •
  the common shares are not attributable to (1) a business or part of a business of the shareholder that is in whole or in part carried on through a permanent establishment, a deemed permanent establishment or a permanent representative in The Netherlands, which we refer to as a "Netherlands business", or to (2) a deemed "Netherlands business";

  •
  the shareholder does not have a substantial interest or a deemed substantial interest in Metron, or in any of Metron's subsidiaries, or in the event that such shareholder is a corporate entity and does have such interest, it forms part of the business assets of such a shareholder.

  •
  in the case of an individual shareholder, the dividends received from the common shares and capital gain realized in respect of a disposal of the common shares are not regarded, for personal income tax purposes, as "taxable income from one or more activities performed in The Netherlands not being activities that generate taxable profit or taxable wages" (belastbaar resultaat uit overige werkzaamheden in Nederland); and

  •
  the shareholder is not an individual who has made an election to be treated as a resident of the Netherlands for personal income tax purposes.

        In general terms, a substantial interest in the share capital of Metron does not exist if the non-resident shareholder, his/her spouse, registered partner, other persons sharing his/her household or certain of their relatives by blood or marriage in the direct line (including foster children), do not hold alone or together, directly or indirectly, the ownership of, or right to acquire, common shares representing 5% or more of the total issued and outstanding capital, or the issued and outstanding capital of any class of shares of Metron, or profit sharing rights representing an entitlement to at least 5% of the annual profit of Metron or of the proceeds upon the liquidation of Metron. The substantial interest tax rate for individuals is 25%. The maximum tax rate for corporate shareholders is 34.5%. A holder of common shares entitled to the benefits of the Treaty will generally be protected under the Treaty from taxation on income or capital gains derived from a substantial interest in the share capital of Metron.

        Gift And Inheritance Tax.    A gift or inheritance of our common shares from a holder of our common shares who is not a resident nor deemed to be a resident of The Netherlands, will not be subject to gift and inheritance tax, unless: (1) such shareholder, at the time of the gift has, or at the time of death had, a business or an interest in a business that is or was, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands and to which business or part thereof, as the case may be, the common shares are or were attributable; or (2) in the case of a gift of the common shares by an individual who at the date of the gift was neither resident nor deemed to be resident of The Netherlands, such individual dies within 180 days after the date of the gift, while at the time of death being resident or deemed to be resident of The Netherlands.

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

	Fiscal Year Ended May 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$228,618	$337,551	$517,441	$232,240	$235,665
Operating income (loss)	$(6,618)	$12,437	$23,746	$(1,998)	$(21,761)
Cumulative effect of change in accounting principle	$—	$—	$(1,465)	$—	$—
Net income (loss)	$(4,534)	$7,752	$11,510	$(2,768)	$(26,669)
Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(0.44)	$0.66	$0.98	$(0.22)	$(2.05)
Cumulative effect of change in accounting principle	$—	$—	$(0.11)	$—	$—
Basic earnings (loss) per common share	$(0.44)	$0.66	$0.87	$(0.22)	$(2.05)
Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(0.44)	$0.60	$0.94	$(0.22)	$(2.05)
Cumulative effect of change in accounting principle	$—	$—	$(0.11)	$—	$—
Diluted earnings (loss) per common share	$(0.44)	$0.60	$0.83	$(0.22)	$(2.05)
Pro forma amounts assuming change in accounting principle is applied retroactively
Net income (loss)	$(5,308)	$6,193
Basic earnings (loss) per common share	$(0.51)	$0.53
Diluted earnings (loss) per common share	$(0.51)	$0.48
Shares used for basic earnings (loss) per common share calculation	10,325	11,675	13,260	12,870	12,996
Shares used for diluted earnings (loss) per common share calculation	10,325	12,896	13,793	12,870	12,996
	As of May 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,601	$22,911	$27,769	$19,949	$12,179
Total assets	99,625	181,369	213,499	163,636	128,487
Long-term obligations	3,371	3,480	3,249	4,884	4,810
Total shareholders' equity	29,955	72,515	80,143	80,369	57,806

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Item 1—Business—Risk Factors and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion of fiscal 2001, 2002 and 2003 refers to the fiscal years which ended on May 31 of each year.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 29% of our shares as of May 31, 2003, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control, and purchased Transpacific Technology Corporation (TTC) and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers' representative company and expanded into the equipment distribution business in 1990. In July 1998, we acquired T.A. Kyser Co. (Kyser) in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The company also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000. Intec is a distributor of cleanroom products and a manufacturer of cleanroom garments, and Intec sells these products in Singapore and Malaysia. In March 2002, we purchased the AG Associates rapid thermal processing (RTP) products from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. The transaction has been accounted for as a purchase. In July 2003, we announced a non-binding letter of intent with Tokyo Electron Limited (TEL) that outlined the proposed transfer of the Eclipse physical vapor deposition line from TEL to Metron.

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

        In each of our three fiscal years ended May 31, 2003, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies that we represent, who we refer to as our suppliers. In fiscal 2003, 10.8% of our total revenue was generated from the sale of products manufactured by FSI, 13.3% from the sale of products manufactured by Entegris and 15.9% from the sale of products manufactured by Cabot Microelectronics.

        In addition to representing two of our largest sources of revenue, FSI and Entegris are also our two largest shareholders, holding 16.8% and 12.4%, respectively, of our outstanding shares as of May 31, 2003. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue for at least the next five years.

        During January 2001, the Company and Entegris, one of the Company's suppliers and shareholders, entered into an agreement to modify their existing distribution relationship. In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe. In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. As consideration for modifying the distribution agreement, Entegris transferred to the Company 1,125,000 shares of Metron it owned which had a fair market value of $6.6 million, and made cash payments totaling $1.75 million over a 15-month period. The Company recorded a total gain of $8.4 million in other operating income on a straight-line basis from February 2001 until August 2002. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement for the years ended May 31, 2001 and 2002 were $75.2 million and $4.3 million, respectively.

        In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore. The effective date of the transition was June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $32.8 million, $31.8 million and $32.9 million for the years ended May 31, 2001, 2002 and 2003, respectively. In accordance with the distribution agreement, Cabot purchased the remaining inventory at the Company's carrying value at June 1, 2003.

        In October 2002, the Company and FSI entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company continued to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, and the Company will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $119.5 million, $29.0 million and $26.9 million for the years ended May 31, 2001, 2002 and 2003, respectively.

        In October 2002, under the terms of the transition agreement, FSI advanced $3.0 million in cash to the Company. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. As consideration, FSI agreed to pay to the Company an early termination fee of $2.75 million. Under the terms of the agreement FSI was required to surrender up to 1,154,000 of the Company's common shares owned by FSI with a maximum value of $2.75 million as a form of consideration for the termination fee.

        On April 7, 2003, the transition of the distribution agreements with FSI was completed, and the Company recorded a total gain of $2.7 million. FSI transferred to the Company 567,105 common shares of the Company with a fair market value of $0.7 million, which is in addition to the $3.0 million cash advance that the Company received in October of 2002. As a result, FSI's ownership of the Company's outstanding common shares changed from approximately 20.5% to approximately 16.8%. Approximately 90 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia transferred to FSI.

	Year Ended May 31,
	2001	2002	2003
	(in thousands)
Net revenue
Europe	$284,700	$125,235	$113,655
Asia	115,758	48,127	51,535
United States	116,983	58,878	70,475

Total net revenue	$517,441	$232,240	$235,665

	Year Ended May 31,
	2001	2002	2003
	(percentage of net revenue)
Net revenue
Europe	55.0%	53.9%	48.2%
Asia	22.4	20.7	21.9
United States	22.6	25.4	29.9

Total net revenue	100.0%	100.0%	100.0%

        We are organized into two worldwide operating divisions: equipment and materials. Our equipment division derives the majority of its revenue from the sale of capital equipment. The remainder of the division's revenue comes from service, which includes the installation, maintenance and repair of semiconductor equipment, spare part sales and commissions. With the acquisition of Shieldcare, and later of the AG Associates RTP products, we added new revenue categories; revenue from the cleaning of shields used in the manufacturing of semiconductors and revenue from the sale of legacy equipment that we manufacture ourselves. Our equipment sales represent products that support various production activities for the manufacture of semiconductors. The sales of the equipment division principally represent a small number of high-dollar value transactions. In the majority of cases where the equipment is externally sourced, i.e. is manufactured by one of our suppliers, the equipment is shipped directly to the customer by the manufacturer. As a result, our equipment sales are significantly affected by the pattern of capital spending by customers, the timing of customer orders, the timing of product shipments by the equipment manufacturer, and the timing of customer acceptances.

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

        Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the terms of the transaction, we also defer the entire transaction or a portion of the residual amount attributable to the equipment itself. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country. We review the adequacy of our estimates periodically and revise them as necessary. We recognize deferred installation revenue, and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab. We recognize deferred warranty revenue ratably over the warranty period.

        We continue to expand our capability to manufacture and rebuild certain legacy equipment (Legend Product Line) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment. Revenues from the sale of legacy equipment are recognized upon customer acceptance. To date, revenues from the sale of legacy equipment have not been significant.

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

        Goodwill.    As a result of some of our business acquisitions, we had as of May 31, 2002, approximately $8.3 million in goodwill remaining after amortizing $1.2 million and $1.3 million of goodwill during fiscal 2001 and 2002, respectively. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of June 1, 2002, goodwill was not amortized during fiscal 2003. In lieu of amortization, we were required to perform an impairment review of our goodwill. Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company's restructuring activities and an agreement providing for the early termination of the FSI distribution agreement as described in note 6 to the Company's Consolidated Financial Statements, the Company performed an interim assessment of the carrying value of goodwill during its second quarter ended November 30, 2002. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired.

        However, the Company's market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) had been below its net book value (NBV) since July 2002, and was substantially below NBV throughout the eight-month period ended February 2003. As a result, the comparison for estimates of the fair value of the Company's assets and liabilities to the lower market capitalization indicated that the Company's carrying value of goodwill had been completely impaired. Accordingly, the Company charged $8.3 million, the entire carrying value of goodwill, to the Company's statement of operations during its third quarter of fiscal 2003.

        Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance. At May 31, 2003, we provided a valuation allowance for all of our deferred tax assets.

Results of Operations

        During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses during the second and third quarters of fiscal 2002. While operations were slightly positive in our fourth quarter, we experienced an operating loss for fiscal 2002 as a whole. We believe that, despite short-term slowdowns, the semiconductor industry has long-term growth opportunities. As a result, we believed we must maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003. As a result, we announced in October 2002 plans to reduce our employees by approximately 125 in addition to the approximately 90 employees we expected to be transferred to FSI as part of the termination of our distribution agreement with FSI. As of May 31, 2003, we had terminated 125 employees, and, on March 1, 2003, we transferred 93 employees to FSI. We expect that revenue for the first quarter of fiscal 2004 will be less than our revenue for the fourth quarter of fiscal 2003.

        The following table summarizes our historical results of operations as a percentage of net revenue for the fiscal years indicated. The historical financial data for fiscal 2001, 2002 and 2003 were derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	82.2	80.3	81.2

Gross margin	17.8	19.7	18.8
Selling, general, administrative and other expenses	13.4	22.6	23.8
Research, development and engineering	—	—	0.2
Restructuring costs	—	0.5	2.2
Goodwill impairment	—	—	3.5
Other operating income, net of associated costs	0.3	2.5	1.7

Operating margin (loss)	4.7%	(0.9)%	(9.2)%

        The following table shows our materials division and equipment division revenue as a percent of net revenue, together with the related gross margins:

	Fiscal Year Ended May 31,
	2001	2002	2003
Net revenue
Equipment division	50.7%	46.3%	47.7%
Materials division	49.3	53.7	52.3
Gross margins
Equipment division	14.8%	19.9%	17.6%
Materials division	20.8	19.5	19.8

  Net Revenue

        Equipment division.    The equipment division's net revenue in fiscal 2003 was $112.3 million, up $4.7 million or 4.4% from fiscal 2002. While fiscal 2003 revenues were slightly improved over fiscal 2002, the continued downturn of the semiconductor capital equipment market sector caused lower revenue levels for the two-year period than were achieved during fiscal 2001. Geographically, during fiscal 2003, equipment revenues in the United States increased by over 80%, which more than offset the revenue decline in both Europe and Asia. For fiscal 2002, revenue was $107.6 million, down $154.6 million, or 59.0%, from $262.2 million in fiscal 2001. In the fourth quarter of fiscal 2001 we began to experience a severe slowdown, which has continued through fiscal 2003. Consequently, this resulted in significantly lower division revenues in all geographic regions for fiscal 2002 when compared with fiscal 2001. Our fiscal 2001 equipment division revenue was up $92.8 million, or 54.8%, from $169.4 million in fiscal 2000. Equipment division revenue grew during fiscal 2001 in all geographic regions, with particularly strong growth in Europe and the United States.

        Materials division.    In fiscal 2003, the materials division revenue was $123.4 million, a $1.2 million or 1.0% decrease from the $124.6 million of revenue for fiscal 2002. As with the equipment division, the materials division experienced a severe slowdown beginning with our fourth quarter of fiscal 2001, which has continued through fiscal 2003. Fiscal 2003 revenues increased significantly in Asia and were slightly higher in the United States, however, revenues in Europe continued to decline. The materials division's net revenue in fiscal 2002 was $124.6 million, down $130.6 million, or 51.2%, from $255.2 million in fiscal 2001. Despite a 26% sequential increase in revenues in the fourth quarter of fiscal 2002, which were only 1.4% below the revenues reported in the first quarter, for fiscal 2002 as a whole, we experienced significant revenue reductions in all geographic regions, particularly in Europe. The materials division's net revenue in fiscal 2001 was up $87.0 million, or 51.8%, from $168.2 million in fiscal 2000.

  Gross Margins

        Equipment division.    Gross margins for fiscal 2003 decreased 230 basis points to 17.6% for the equipment division when compared to fiscal 2002. While spare parts and parts cleaning margins improved, lower division margins were primarily caused by higher service costs partly due to the FSI termination agreement and partly as the result of our restructuring activities. Gross margins in Asia increased but decreases in Europe and the United States contributed to the overall decline. In fiscal 2002, gross margins increased by 490 basis points. Division margins improved in all revenue categories for fiscal 2002, with the majority of the increase coming from service and spare parts. Service margins improved as a result of the recognition of installation revenues deferred from earlier periods. Commissions also contributed to the margin improvement because they represented a higher proportion of division revenue in fiscal 2002 than in fiscal 2001. Equipment division gross margins for fiscal 2001 declined by 80 basis points when compared to fiscal 2000. The decline was due primarily to the smaller proportion of sales represented by spare parts revenues in fiscal 2001 and to the start-up costs of new parts cleaning facilities in Israel and Singapore.

        Materials division.    During fiscal 2003, gross margins for the materials division slightly increased by 30 basis points to 19.8% when compared to fiscal 2002. The gross margin growth in materials products were mostly offset with higher warehousing costs and lower material commission revenue. Gross margins in the materials division declined 110 basis points in fiscal 2002. While product margins remained essentially flat, warehousing costs increased on a relative basis, which, coupled with a reduction in commission revenue, resulted in lower overall margins. Gross margins in the materials division in fiscal 2001 were essentially unchanged from fiscal 2000.

        Selling, general, administrative and other (SG&A) expenses.    In fiscal 2003, SG&A expenses increased $3.7 million to $56.1 million or 7.0% when compared with fiscal 2002. SG&A expenses in fiscal 2002 were $52.4 million, down $17.2 million, or 24.7%, from fiscal 2001. SG&A expenses in fiscal 2001 were $69.6 million, up $20.6 million, or 42.1%, from fiscal 2000. Our acquisition of Intec accounted for $0.9 million and $0.5 million of SG&A in fiscal 2001 and 2002, respectively.

        SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services, and depreciation. In fiscal 2001 and 2002, SG&A also included the amortization of acquisition goodwill, however, with the adoption of FAS 142 on June 1, 2003, goodwill is no longer amortized to the income statement. Our SG&A expenses are a function principally of our total headcount. Almost 60% of our operating expenses consist of salaries and other employment-related costs.

        The increase in SG&A expense in fiscal 2003 was primarily due to under-utilized facilities and personnel costs. The under utilized facilities were the result of our restructuring program, and were not abandoned until late in our fourth quarter. In addition, we retained FSI sales and service personnel until the end of our third quarter, in accordance with the terms of the transition agreement for terminating our distribution agreement with FSI. The decrease in SG&A expense in fiscal 2002 was due principally to lower personnel expenses amounting to $11.5 million, which includes incentive plans and bonuses, and lower travel and entertainment expense amounting to $2.5 million. In the fourth quarter, we succeeded in substantially reducing the amount of receivables that were over 90 days. Consequently, we reduced our provision for doubtful accounts by $1.1 million. The increase in SG&A expenses in fiscal 2001 was primarily due to increases in headcount, travel and incentive plan expense. In addition, in fiscal 2001, we increased our allowance for doubtful accounts as a result of the increase in the level of our accounts receivable, the proportion of our accounts receivable which were not being paid in accordance with agreed terms and the deteriorating short-term outlook for the industry.

        Restructuring costs.    During fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees that were transferred to FSI. The restructure cost of terminating these individuals amounted to $3.0 million. Additionally, the Company incurred approximately $2.2 million of restructuring costs pertaining to the cost of the abandonment of certain leased facilities within both the equipment and materials segments which expire through 2014. The total number of employees terminated during the year was 125 people. The equipment division reduced its headcount by 69 employees, the materials division terminated 14 employees, and 42 terminated employees were part of finance and administration. In estimating the accrual for abandoned leased facilities, the Company assumed it could sublease the facilities in the future. These assumptions will be updated periodically and additional adjustments may be required.

        Restructuring costs of $1.1 million incurred during fiscal 2002 were comprised of termination costs of $0.7 million and abandonment of a lease amounting to $0.4 million. During fiscal 2002, the termination costs pertained to a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration.

        We expect to incur additional restructuring costs for personnel and facilities during our first quarter of fiscal 2004 amounting to approximately $1.0 million to $1.3 million.

        Goodwill impairment.    The Company's market capitalization (share price quoted on Nasdaq multiplied by common shares outstanding) has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003. The comparison for estimates of the fair value of the Company's assets and liabilities to the lower market capitalization indicated that the Company's carrying value of goodwill was fully impaired. Accordingly, the Company charged $8.3 million of goodwill, the entire carrying value, to the Company's statement of operations during our third quarter of fiscal 2003.

        Other Operating Income, Net of Associated Costs.    Other operating income for fiscal 2001 and 2002 represented a portion of the total gain of $8.4 million from the modification of Metron's distribution agreement with Entegris. In fiscal 2003, other operating income comprised of $1.3 million for the remainder of the Entegris gain, and a net gain of $2.7 million that resulted from the early termination of the Company's distribution agreement with FSI.

        During January 2001, the Company and Entegris, one of the Company's suppliers and shareholders, entered into an agreement to modify their existing distribution relationship. In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe. In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. As consideration for modifying the distribution agreement, Entegris transferred to the Company 1,125,000 shares of Metron it owned which had a fair market value of $6.6 million, and made cash payments totaling $1.75 million over a 15-month period. The Company recorded a total gain of $8.4 million in other operating income on a straight-line basis from February 2001 until August 2002.

        In October 2002, the Company and FSI, one of the Company's suppliers and shareholders, entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company continued to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, while the Company will continue to represent FSI products in Israel. Our world-wide revenue for FSI products for the year ended May 31, 2001 was 24.5% of revenues. Our revenues for FSI products and services in Europe and Asia were approximately $29.0 million and $26.9 million (12.5% and 11.4% of revenue) for the years ended May 31, 2002 and 2003, respectively.

        Under the terms of the transition agreement, during the second quarter of fiscal 2003, FSI advanced $3.0 million in cash to the Company. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. As consideration, FSI agreed to pay to the Company an early termination fee of $2.75 million. The agreement required FSI to surrender up to 1,154,000 of the Company's common shares owned by FSI with a maximum value of $2.75 million as a form of consideration for the termination fee.

        On April 7, 2003, the transition of the distribution agreements with FSI was completed. The Company recorded a total gain of $2.7 million for the termination of the FSI distribution agreement. FSI transferred to the Company 567,105 common shares of the Company with a fair market value of $0.7 million, which is in addition to the $3.0 million cash advance that the Company received in October of 2002. As a result, FSI's ownership of the Company's outstanding common shares was reduced from approximately 20.5% to approximately 16.8%. 93 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia transferred to FSI.

        Equity in net income (loss) of joint ventures.    During fiscal 2001 and 2002, we incurred losses from both of our equity interests in our joint venture investments with Metron Atkins Partnership Limited (MAP) and AST. During the fourth quarter of fiscal 2002, the Company acquired certain assets of AST. Accordingly, the fiscal 2003 income pertains to our share of MAP's net income.

        Loss From Impairment of Investment.    During fiscal 2002, we recorded a loss of $1.1 million for an estimated "other than temporary" impairment in the value of our investments in AST and Abeto GmbH (Abeto). $0.4 million of the loss was recorded against our equity investment in AST. The remainder of the loss pertained to Abeto, an investment we made in May 2000. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. During the fourth quarter of fiscal 2002, we assessed Abeto's ability to continue as a going concern without additional financial support, and in the fourth quarter, as a result of our assessment, we recorded an impairment loss of $0.7 million.

        Other Expense, net.    The following table summarizes the components of other income (expense).

	Year Ended May 31,
	2001	2002	2003
	(in thousands)
Foreign exchange loss	$(877)	$(197)	$(719)
Interest income	867	397	109
Interest expense	(1,341)	(1,323)	(1,073)
Other income	468	269	289

Other expense, net	$(883)	$(854)	$(1,394)

        We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-year period ended May 31, 2003, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities. In the third quarter of fiscal 2001, we had an exchange loss of $544,000, which was primarily the result of the sudden and significant appreciation of the Euro against the United States dollar in December 2000. During fiscal 2003, approximately $449,000 of the foreign exchange loss pertained to the cost of hedging the Israel Shekel. The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.

        Interest income represents primarily earnings on our available cash balances. The decrease in our interest income in fiscal years 2002 and 2003 is a result of lower average cash balances and of declining interest rates. Interest income for fiscal 2001 was primarily from the short-term investment of our initial public offering proceeds that remained after the utilization for acquisitions and capital expenditures.

        Interest expense represents the interest costs for our borrowing facilities and long-term debt. Interest expense in fiscal 2001 represented a higher borrowing base to support working capital requirements associated with higher revenues. The decrease of interest expense in fiscal 2002 was primarily due to lower amount available from our credit facilities, and lower interest rates. The reduction of interest expense in fiscal 2003 results primarily from lower utilization of the credit facilities.

        Other income for fiscal 2001, 2002 and 2003 consisted of various miscellaneous non-operating income.

        Provision for Income Taxes.    In fiscal 2003, our effective income tax rate was 15.3%. We established a valuation allowance for all the deferred tax assets during fiscal 2003, due to the uncertainty of our ability to generate sufficient taxable income to realize net deferred tax assets. In fiscal 2002, our effective income tax rate was a benefit of 31.9%. The effective rate was lower than The Netherlands' statutory tax rate of 35%, primarily because of non-deductible losses in Asia, and tax losses in Asia for which we recorded a valuation allowance, which eliminates any benefit to our effective tax rate. In fiscal 2001, our effective income rate was 42.8%. The effective rate was higher than The Netherlands' statutory tax rate of 35%, primarily because of higher tax rates in countries other than The Netherlands where we do business and non-deductible losses in Asia.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories, and to a lesser extent to fund major capital expenditures such as parts cleaning facilities.

        For the past three fiscal years, our principal sources of liquidity were cash flow from operations and bank borrowings. Our working capital, current assets less current liabilities, at May 31, 2003 was $36.8 million, compared to $50.1 million at May 31, 2002. Our current ratio, current assets divided by current liabilities, was 1.6 at both May 31, 2003 and 2002.

  Operating Activities.

        Cash flows generated by operating activities in fiscal 2003 were $0.3 million, which represents a $1.5 million decline from fiscal 2002. Our net loss plus non-cash items included in net loss totaled $(9.9) million, a decrease of $5.8 million from fiscal 2002. Changes in assets and liabilities due to a decrease in receivables, the reduction of inventories, partially offset by the reductions in payables and deferred revenue generated $10.2 million in cash, which offset the net loss plus non-cash items.

        Cash flows generated by operating activities in fiscal 2002 were $1.7 million, which represents a $3.4 million decline from fiscal 2001. Our net loss plus non-cash items included in net loss totaled $(4.2) million in fiscal 2002, a decrease of $22.1 million from fiscal 2001. Changes in assets and liabilities due to a substantial decrease in receivables, the reduction of inventories, partially offset by the reductions in payables generated $5.9 million in cash. The cash generated by changes in assets and liabilities more than offset the net loss plus non-cash items.

        Cash flows generated by operating activities in fiscal 2001 were $5.1 million, which represents a $10.9 million improvement from fiscal 2000. Net income plus non-cash items included in net income totaled $17.9 million in fiscal 2001, an increase of $6.6 million from fiscal 2000. Changes in assets and liabilities absorbed $12.8 million in fiscal 2001; changes in receivables and inventories offset by increases in payables absorbed $29.1 million, reflecting higher sales in fiscal 2001 and the fact that our customers generally did not pay us as promptly as we are required to pay our suppliers.

  Investing Activities.

        Our capital expenditures for property, plant and equipment totaled $3.2 million for fiscal 2003, down from $12.2 million for the same period in fiscal 2002. We spent approximately $1.1 million on our new operations management information system, $0.8 million purchased additional computer equipment, while the remaining amounts bought furniture, fixtures, and leasehold improvements. We estimate that our total capital expenditures in fiscal 2004 will be approximately $1.5 million, of which $1.0 million pertains to our new operations management information system. To date, we have invested $8.8 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 24 months.

        Our capital expenditures for property, plant and equipment totaled $9.6 million for fiscal 2001, up from $3.5 million for the same period in fiscal 2000. We spent approximately $4.4 million in fiscal 2001 to build our new parts cleaning facilities in Singapore and Israel, and we invested $2.6 million in our new operations management information system. We invested $1.0 million for an approximately 20% interest in AST.

  Financing Activities.

        Equity.    During fiscal years 2003, 2002 and 2001, we received $0.3 million, $1.0 million, and 1.4 million, respectively from employees for the purchase of approximately 134,000, 76,000, and 80,000 common shares through our employee stock purchase plan, and approximately 17,000, 160,000, and 171,000 common shares from the exercise of stock options.

        Debt.    For fiscal 2003, we paid down $6.3 million of the amounts we had borrowed on our credit facilities. In fiscal 2002, we increased our long-term debt by $1.5 million in exchange for the assets acquired from AST. In fiscal 2001, we increased our credit facilities to keep pace with increased revenues, and increased our short-term borrowings by $6.2 million.

        Current and future position.    As of May 31, 2003, we had $12.2 million of cash and cash equivalents and $13.1 million of short-term borrowings under our various lines of credit. We believe that our available cash resources, which comprise cash and cash equivalents (including the net proceeds from our August 2003 issuance of $7.0 million of convertible debentures due 2007), amounts available under our credit facilities (giving effect to the July 2003 renewal of our $3.8 million Royal Bank of Scotland facility and the August 2003 reduction in availability under our Compass Bank facility to $4.0 million as discussed below) and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004. However, if our revenues are lower or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

        Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. At May 31, 2003, we were in violation of covenants under our Compass Bank facility, for which we obtained a waiver. In August 2003, Compass Bank agreed to extend the facility with a reduced availability of $4.0 million through mid-November 2003. As part of this extension, Compass Bank modified the covenants of which we were in violation, and we made a payment of $3.0 million to Compass Bank from the proceeds of our August 2003 issuance of $7.0 million principal amount of convertible debentures due 2007. Unless Compass Bank agrees to a further extension of the facility, the outstanding balance of the facility must be repaid in mid-November 2003. We intend to pursue discussions with alternative lenders to replace the Compass Bank facility prior to mid-November 2003. However, while we believe that we will be able to enter into a credit facility with another lender to replace the Compass Bank facility and that we will have sufficient cash resources to repay the Compass Bank facility when due if necessary, we cannot assure you that the Compass Bank facility or an alternative credit facility will be available to us after mid-November 2003 on favorable terms, or at all.

        We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities and to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. While we anticipate that we will be able to comply with covenants in our credit facilities, we cannot give any assurance that we can comply with the covenants of our existing credit facilities. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

        While we believe that our current lines of credit (other than the Compass Bank facility) will continue to be available to us through fiscal 2004, all of our lines of credit are payable on demand or subject to periodic, generally annual, review. Given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make our credit facilities available to us, or that new lenders will agree to make credit facilities available to us, on terms or in amounts acceptable to us, or at all.

        Any failure to retain our existing credit facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant credit facility lenders demand repayment of all or a significant portion of our indebtedness after the end of fiscal 2004, we may not have the cash resources necessary to repay such indebtedness when due.

        We cannot give any assurance that financing will be available when needed on terms acceptable to the Company, or at all. If we determine that we need to issue additional equity securities or debt securities convertible into equity to address our need for cash resources, the issuance of additional equity securities or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities or debt securities may have rights, preferences and privileges that are senior to those of our existing common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

        In addition to our intent to raise capital to fund our operations, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

        In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under Part I—Risks Related to Metron. These risks include, in particular, our dependence upon a few key suppliers and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products and collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed under Part I—Item 1, Business—Risk Factors—Risks Related to Metron and elsewhere in this Report on Form 10-K.

        The following table summarizes our contractual cash obligations as of May 31, 2003. Additionally, we issued $7.0 million of convertible debentures in August 2003, which are not reflected in the table.

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt including current portion	$1,813	$151	$1,074	$588	$—
Short-term borrowing obligations	13,110	13,110	—	—	—
Operating lease obligations	20,323	5,095	8,095	4,286	2,847
Commercial commitments	26,856	26,856	—	—	—
Other long-term liabilities	2,338	170	527	—	1,641

Total contractual obligations and commercial commitments for cash	$64,440	$45,382	$9,696	$4,874	$4,488

Transactions with related parties:

        Two of Metron's shareholders, FSI and Entegris, owned approximately 16.8%, and 12.4%, respectively, of the outstanding shares of the Company as of May 31, 2003. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2001, 2002 and 2003, such purchases totaled approximately $191.4 million, $24.4 million and $31.9 million, respectively. Sales to these shareholders during fiscal 2003 were $2.8 million. At May 31, 2002 and 2003, amounts payable to these affiliates were $5.8 million and $8.7 million, respectively. At May 31, 2002 and 2003, amounts receivable from these affiliates were $0.2 million and $0.9 million, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement (TIA) with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code (Subpart F), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

        In conjunction with the acquisition of Kyser, we assumed a note from a shareholder for the purchase of retired treasury shares. The note had an annual interest rate of 6.65% and was paid in July 2002.

Bank Borrowing Facilities

        The following table summarizes our material borrowing facilities and most recent interest rates as of May 31, 2003:

Lender	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$7,000	$5,350	$1,650	3.8%
Royal Bank of Scotland	4,130	3,873	257	5.5%
Deutsche Bank	2,971	1,256	1,715	3% to 8.5%
Bank Leumi	1,530	996	534	2.1%
HSBC	2,000	770	1,230	5.8%
All Others	2,849	865	1,984	3.7 to 9.8%

Total	$20,480	$13,110	$7,370

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

Market Risk

        At May 31, 2003, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	1,784	135	1.28	$80	September 2003
Israeli Shekel	—	7,112	4.49	(170)	June 2003
Japanese Yen	475	—	119.84	6	June 2003
Singapore Dollar	4,113	—	1.72	(5)	June 2003

				$(89)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Metron Technology N.V.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metron Technology N.V. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company as of May 31, 2001 and for the year then ended, other than the transitional disclosures required by Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets" for the year ended May 31, 2001 appearing in Note 1, were audited by other independent auditors whose report appears elsewhere herein. We audited the transitional disclosures required by SFAS 142 for the year ended May 31, 2001 appearing in Note 1. In our opinion, such disclosure is appropriate and has been properly applied.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on June 1, 2002.

PricewaterhouseCoopers LLP
San Jose, California
July 9, 2003, except for note 18, as to which the date is August 25, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metron Technology N.V.:

        We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of Metron Technology N.V. and subsidiaries for the year ended May 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, prior to the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, described in PricewaterhouseCoopers LLP's report (dated July 9, 2003, except for Note 18, as to which the date is August 25, 2003), present fairly, in all material respects, the results of operations and the cash flows of Metron Technology N.V. and subsidiaries for the year ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Mountain View, California
July 12, 2001

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Year ended May 31,
	2001	2002	2003
Net revenue	$517,441	$232,240	$235,665
Cost of revenue	425,577	186,513	191,469

Gross profit	91,864	45,727	44,196
Selling, general, administrative expenses	69,563	52,390	56,059
Research, development and engineering	—	—	442
Restructuring costs	—	1,083	5,204
Goodwill impairment	—	—	8,292
Other operating income, net of associated costs	1,445	5,748	4,040

Operating income (loss)	23,746	(1,998)	(21,761)
Equity in net income (loss) of joint ventures	(185)	(112)	29
Loss from impairment of investments	—	(1,100)	—
Other expense, net	(883)	(854)	(1,394)

Income (loss) before income taxes	22,678	(4,064)	(23,126)
Income tax expense (benefit)	9,703	(1,296)	3,543

Net income (loss) before cumulative effect of change in accounting principle	12,975	(2,768)	(26,669)
Cumulative effect of change in accounting principle	(1,465)	—	—

Net income (loss)	$11,510	$(2,768)	$(26,669)

Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.98	$(0.22)	$(2.05)
Cumulative effect of change in accounting principle	$(0.11)	—	—

Basic earnings (loss) per common share	$0.87	$(0.22)	$(2.05)

Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$0.94	$(0.22)	$(2.05)
Cumulative effect of change in accounting principle	$(0.11)	—	—

Diluted earnings (loss) per common share	$0.83	$(0.22)	$(2.05)

Weighted average number of shares
Basic	13,260	12,870	12,996
Diluted	13,793	12,870	12,996

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	May 31,
	2002	2003
ASSETS
Cash and cash equivalents	$19,949	$12,179
Accounts receivable, net of allowance for doubtful accounts of $1,786, and $1,135, respectively	42,160	38,168
Loan to officer/shareholder	110	110
Inventories	52,065	38,131
Prepaid expenses and other current assets	14,244	14,124

Total current assets	128,528	102,712
Property, plant and equipment, net	25,484	24,921
Goodwill	8,292	—
Other assets	1,332	854

Total Assets	$163,636	$128,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$23,489	$21,511
Amounts due to affiliates	5,788	8,711
Accrued wages and employee-related expenses	4,477	5,231
Deferred revenue for equipment, installation, and warranty	12,492	4,496
Deferred income	1,354	—
Short term borrowings and current portion of long-term debt	20,232	13,261
Amounts payable to shareholders	177	170
Other current liabilities	10,374	12,491

Total current liabilities	78,383	65,871
Long-term debt, excluding current portion	1,791	1,662
Other long-term liabilities	3,093	3,148

Total liabilities	83,267	70,681

Commitments (Note 13)	—	—
Shareholders' equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,431,238 and 14,003,979 shares, respectively Outstanding: 13,025,231 and 12,609,078 shares, respectively	39,749	41,285
Retained earnings	46,680	17,577
Cumulative other comprehensive loss	(5,468)	(443)
Treasury shares; 1,406,007 and 1,394,901 shares, respectively	(592)	(613)

Total shareholders' equity	80,369	57,806

Total liabilities and shareholders' equity	$163,636	$128,487

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended May 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$11,510	$(2,768)	$(26,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	1,465	—	—
Depreciation and amortization	4,747	5,058	5,672
Provision for doubtful accounts	2,190	(1,126)	(799)
Gain from termination and modification of distribution agreements	(1,445)	(5,416)	(2,069)
Deferred income taxes	(734)	(1,079)	5,689
Goodwill impairment	—	—	8,292
Loss from impairment of investments	—	1,100	—
Other	204	76	(75)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,217)	47,852	4,939
Loan to officer/shareholder	124	(31)	—
Inventories	(15,636)	6,491	14,478
Prepaid expenses and other current assets	(855)	(1,363)	(4,954)
Accounts payable	3,210	(11,001)	(1,976)
Amounts due to affiliates	(9,459)	(23,125)	2,923
Accrued wages and employee-related expenses	2,104	(5,311)	643
Deferred revenue for equipment, installation, and warranty	8,799	(3,019)	(7,995)
Deferred income	1,750	—	—
Other liabilities	4,401	(4,696)	2,117
Other non-current assets and liabilities, net	(20)	82	57

Net cash flows provided by operating activities	5,138	1,724	273

Cash flows from investing activities:
Proceeds from sale of short-term investments	3,249	—	—
Additions to property, plant, and equipment	(9,598)	(12,236)	(3,241)
Proceeds from the sale of property, plant, and equipment	113	316	508
Additions to long-term investments	(1,011)	—	—
Net cash received in conjunction with the acquisition of Intec	1,127	—	—

Net cash flows used in investing activities	(6,120)	(11,920)	(2,733)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	6,248	256	(6,776)
Proceeds from issuance of long-term debt	372	710	41
Principal payments on long-term debt	(385)	(435)	(910)
Principal payments on indebtedness to officer and shareholder	(89)	(62)	(62)
Proceeds from issuance of common shares	1,413	1,035	285

Net cash flows provided by (used for) financing activities	7,559	1,504	(7,422)

Effect of exchange rate changes on cash and cash equivalents	(1,719)	872	2,112

Net change in cash and cash equivalents	4,858	(7,820)	(7,770)
Beginning cash and cash equivalents	22,911	27,769	19,949

Ending cash and cash equivalents	$27,769	$19,949	$12,179

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Shares and Additional Paid-in Capital
				Cumulative Other Comprehensive Loss
			Retained Earnings		Treasury Shares		Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at May 31, 2000	13,189	$39,517	$37,938	$(4,809)	$(131)	$72,515	$6,073

Net income			11,510			11,510	$11,510
Foreign translation adjustment				(2,618)		(2,618)	(2,618)
Receipt of treasury shares on modification of distribution agreement	(1,125)	(6,154)			(461)	(6,615)
Issuance of shares: Acquisition of Intec	475	3,938				3,938
Stock option exercises and employee stock purchase plan, including related tax benefits)	251	1,413				1,413

Balances at May 31, 2001	12,790	38,714	49,448	(7,427)	(592)	80,143	$8,892

Net loss			(2,768)			(2,768)	$(2,768)
Foreign translation adjustment				1,663		1,663	1,663
Unrealized gain from foreign currency froward contracts				296		296	296
Stock option exercises and employee stock purchase plan	235	1,035				1,035

Balances at May 31, 2002	13,025	39,749	46,680	(5,468)	(592)	80,369	$(809)

Net loss			(26,669)			(26,669)	$(26,669)
Foreign translation adjustment				5,025		5,025	5,025
Treasury shares acquired from FSI	(567)	(442)			(272)	(714)
Treasury shares cancelled		1,693	(2,434)		251	(490)
Stock option exercises and employee stock purchase plan	151	285				285

Balances at May 31, 2003	12,609	$41,285	$17,577	$(443)	$(613)	$57,806	$(21,644)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        Metron Technology N.V. ("Metron" or the "Company") is a holding company organized under the laws of The Netherlands. Metron and its subsidiaries provide marketing, sales, manufacturing, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers in Europe, Asia, and the United States. The majority of Metron's revenue is derived from sales of materials and equipment.

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

  Liquidity

        For fiscal years ended May 31, 2002 and 2003, the Company incurred net losses of $2.8 million and $26.7 million, respectively. As of May 31, 2003, the Company had $12.2 million of cash and cash equivalents and $13.1 million of short-term borrowings under its various lines of credit. All lines of credit are payable on demand or subject to periodic, generally annual, review.

        Metron operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. The Company has substantially completed a significant shift in its focus to expand its capability to manufacture and rebuild certain legacy equipment in addition to supporting its continuing distribution activities for both the equipment and materials divisions. The Company acquires the rights from original equipment manufacturers (OEM's) to build and sell certain legacy products and to provide continuing manufacturing capability and field support to the OEM's customer base for those products.

        The Company currently anticipates that its available cash resources, which comprise cash and cash equivalents (including the net proceeds from the Company's August 2003 issuance of $7,000,000 convertible debentures due 2007 (see note 18)), amounts available under its credit facilities (giving effect to the July 2003 renewal of the $3,800,000 Royal Bank of Scotland facility and the August 2003 reduction in availability under the Compass Bank facility to $4,000,000) and anticipated cash from operations, will be sufficient to meet the Company's anticipated cash requirements through fiscal 2004. However, if the Company's revenues are lower or its expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, the Company's available cash resources, including amounts available under its credit facilities, may not be sufficient for the Company's cash requirements. In addition, existing and potential customers and vendors may take actions that could further harm the Company's liquidity position if they believe that the Company's cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. If the Company does not succeed in raising additional financing when needed, the Company may not be able to meet its intended business objectives.

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

  Revenue Recognition

        The Company's revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101), which was adopted by the Company as of June 1, 2000.

        The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, the entire transaction or a portion of the residual amount attributable to the equipment itself is deferred. Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period. Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Occasionally the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment. The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as it acquires rights to do so from OEMs that no longer intend to build the legacy equipment. Revenues from the sale of legacy equipment are recognized upon customer acceptance. To date, revenues from the sale of legacy equipment have not been significant.

        Materials and other products are generally recognized on the shipment of goods to customers. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

  Research, development and engineering

        Research, development and engineering expenditures are charged to income as incurred.

  Cumulative Other Comprehensive Loss

        Cumulative other comprehensive loss consists of revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholders' equity. For the fiscal years ended May 31, 2001, and 2003, the Company had one item of cumulative other comprehensive loss related to its foreign currency translation adjustment. For the fiscal year ended May 31, 2002, the Company had two items: a foreign currency translation adjustment; and an unrealized gain from foreign currency forward contracts amounting to $296,000. At May 31, 2002, and 2003 the balance of Cumulative Other Comprehensive Loss amounted to $5,468,000 and $443,000, respectively.

  Earnings Per Share

        Basic earnings per common share are based on the weighted-average number of common shares outstanding in each year. Diluted earnings per common share reflect the potential dilution that could occur if dilutive securities were exercised into common shares. For all years presented, the reported net income (loss) was used in the computation of basic and diluted earnings per common share.

        A reconciliation of the shares used in the computation follows:

	Year ended May 31,
	2001	2002	2003
	(Shares in thousands)
Shares used for basic earnings (loss) per common share calculation	13,260	12,870	12,996
Shares used for stock options having a dilutive effect	533	—	—

Shares used for diluted earnings (loss) per common share calculation	13,793	12,870	12,996

        The share equivalents excluded from diluted earnings per share for fiscal years 2001, 2002 and 2003, because their effect was anti-dilutive, amounted to approximately 1,159,000, 3,385,000 and 3,845,000 shares, respectively.

  Cash Equivalents

        Cash equivalents are short-term, highly-liquid investments with original maturities of three months or less from the date of purchase.

  Inventories

        Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31,
	2002	2003
	(Dollars in thousands)
Equipment, spare parts and material inventory	$47,772	$37,250
Delivered equipment pertaining to deferred revenue	4,293	881

Inventories	$52,065	$38,131

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

  Foreign Exchange Exposure Management

        The Company generally acquires and sells products internationally in US Dollars. Occasional purchases are made in foreign currency, and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of limited hedging of forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS 133, hedges of anticipated transactions that are designated and documented at inception as Cash Flow Hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing, are recognized immediately in Other Income and Expense. An immaterial amount of time value and no ineffectiveness were recognized in the year ended May 31, 2002 and 2003.

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

        The Company sells its products and services principally to leading, well-established semiconductor companies. Credit risk is concentrated in United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company has experienced write-offs of accounts receivable, and, based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, believes it has adequately provided for potential losses, which have been within management's expectations.

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

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization are determined primarily by the straight-line method over the estimated useful life of the related asset, while leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term, as follows:

Buildings and leasehold improvements	10 - 50 years
Computers and software	3 - 7 years
Machinery, equipment, vehicles and fixtures	3 - 17 years

        Land is not depreciated. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Repair and maintenance costs are capitalized only if they extend the useful life of the related asset. The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and disposition. Where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of an asset. No impairment of property, plant and equipment has been recognized in fiscal 2001, 2002 or 2003.

  Deferred Warranty Revenue

        Most equipment sales include a portion of the sale represented by the fair value of future warranty revenue. The warranty revenue is deferred when the equipment is delivered to customers, and recognized ratably over the warranty period. Deferred warranty revenue activity was as follows:

	May 31,
	2002	2003
	(Dollars in thousands)
Balance, May 31	$8,333	$5,006
Warranty revenue deferred on equipment sales	2,892	3,368
Warranty revenue recognized	(6,509)	(6,661)
Foreign exchange effect	290	876

Balance, May 31	$5,006	$2,589

  Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Goodwill was amortized in selling, general, administrative and other expenses over a 10-year period, using the straight-line method. On June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other

Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets determined to have an indefinite useful life and acquired in a purchase business combination are not to be amortized and should be evaluated for impairment at least annually.

        As of June 1, 2002, the Company had approximately $8,292,000 of unamortized goodwill, which was subject to the transition provisions of SFAS 142. Under the transition provisions of SFAS 142, the Company during the second quarter of fiscal 2003 performed an assessment to test the carrying value of goodwill and other intangible assets for impairment as of June 1, 2002. The assessment determined the fair value of reporting units based on discounted cash flow. Additionally, during the second quarter of fiscal 2003, an interim assessment of the carrying value of goodwill was performed as a result of the Company's restructuring and an agreement providing for the early termination of the distribution agreements with FSI International, Inc. as described in note 6. This assessment of fair value was determined using expected future cash flows after taking into account the anticipated lost revenue from FSI. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired.

        However, the Company's market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below its net book value (NBV) since July 2002 and was substantially below NBV for the eight-month period ended February 28, 2003. As a result, the comparison for estimates of the fair value of the Company's assets and liabilities to the lower market capitalization indicated that the Company's carrying value of goodwill was fully impaired. Accordingly, the Company recognized an impairment charge of $8,292,000 million of goodwill, the entire carrying value. Goodwill impairment amounted to $7,352,000 that pertained to the equipment segment, and $940,000 for the materials segment.

        The following table presents the impact of not amortizing goodwill on net income (loss) and earnings (loss) per common share had SFAS 142 been in effect for all periods.

	Year Ended May 31,
	2001	2002	2003
	(Dollars in thousands, except for per share amounts)
Net income (loss)	$11,510	$(2,768)	$(26,669)
Amortization of goodwill	1,201	1,314	—

Net income (loss) without goodwill amortization	$12,711	$(1,454)	$(26,669)

Basic earnings (loss) per common share as reported	$0.87	$(0.22)	$(2.05)
Diluted earnings (loss) per common share as reported	$0.83	$(0.22)	$(2.05)
Basic income (loss) per common share without goodwill amortization	$0.96	$(0.11)	$(2.05)
Diluted income (loss) per common share without goodwill amortization	$0.92	$(0.11)	$(2.05)

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided to reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and of operating loss and tax credit carryforwards. A valuation allowance is recorded to the extent that management cannot conclude it is more likely than not that net deferred tax assets will be realized.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the final enactment date.

  Accounting for Stock Options

        The Company uses the intrinsic value-based method under the provisions of Accounting Principles Board No. 25 to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure (an amendment of SFAS 123).

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

	Years Ended May 31,
	2001	2002	2003
	(Dollars in thousands, except per share data)
Net income (loss):
Net income (loss) as reported	$11,510	$(2,768)	$(26,669)
Fair value of stock based employee compensation expense(a)(b)	3,064	2,802	3,003
Stock based employee compensation expense in the financial statements as reported	—	—	—

Pro forma net income (loss)	$8,446	$(5,570)	$(29,672)

Earnings (loss) per common share
Basic
As reported	$0.87	$(0.22)	$(2.05)
Pro forma	$0.64	$(0.43)	$(2.28)
Diluted
As reported	$0.83	$(0.22)	$(2.05)
Pro forma	$0.61	$(0.43)	$(2.28)

(a)
Based on the following assumptions for stock option grants in fiscal years 2001, 2002 and 2003: risk-free weighted average interest rates of 5.82%, 4.50% and 3.58%, respectively; weighted average expected option lives of 5.0 years for all years; and no dividend yield in each year. The minimum value method was used for grants prior to the filing of the Company's initial public offering in November 1999. For grants subsequent to the filing, a volatility of 80%, 62% and 83% has been used for fiscal years ended May 31, 2001, 2002 and 2003, respectively.

(b)
Based on the following assumptions for the ESPP in fiscal years 2001, 2002 and 2003: risk-free weighted average interest rates of 6.24%, 2.73% and 1.41%, respectively; weighted average expected option lives of 6 months; and no dividend yield in each year. A volatility of 80%, 62% and 83% has been used for fiscal years ended May 31, 2001, 2002 and 2003, respectively.

2.    ACQUISITIONS

        Effective November 17, 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. Intec is a supplier of cleanroom products and manufactures cleanroom garments in Singapore and Malaysia. Metron used the assets acquired in the transaction to continue the operations of Intec. The transaction was accounted for as a purchase, and Intec's results of operations are included in the Company's consolidated financial statements from December 1, 2000. Total consideration for the acquisition was $4,238,000, comprised of 475,000 shares of the Company's common shares at an average share price of $8.29 and paid transaction costs of $300,000. Goodwill of approximately $3,132,000 was being amortized on a straight-line basis over 10 years. Amortization of goodwill ceased on June 1, 2002 upon adoption of SFAS 142. During February 2003, the Company recorded a goodwill impairment loss for all of its goodwill.

        In May 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Stainless Technologies ("AST"). AST is a manufacturer of electro-polished stainless steel tubing and fittings. The transaction was accounted for as a purchase, and AST's results of operations are included in the Company's consolidated financial statements from May 1, 2002. As consideration for the assets acquired, Metron assumed certain debt of AST amounting to $1,500,000 and contributed its 20% equity interest, which the Company held prior to the acquisition. Metron agreed to pay additional consideration of up to the lesser of 51,500 of the Company's common shares or $1,200,000 in the form of the Company's common shares, if certain performance milestones are achieved over the two fiscal years following the acquisition. The fair value of the net assets acquired was approximately $2,500,000. The excess of the fair value of the net assets over the consideration was approximately $404,000 and has been recorded as a current liability until the amount of contingent consideration to be paid is determined.

        In March 2002, the Company bought inventory and certain other assets of AG Associates RPT product line from Mattson Technologies, as part of its expansions of the Legends Product Line. The purchase price was $3,170,000, substantially all of which was assigned to the acquired inventory.

3.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	May 31,
	2002	2003
	(Dollars in thousands)
Land	$838	$1,003
Buildings and leasehold improvements	11,934	13,716
Machinery, equipment, vehicles and fixtures	16,882	15,295
Computers and software	10,969	16,780
Construction in progress	2,214	427

	42,837	47,221
Less accumulated depreciation and amortization	17,353	22,300

Net property, plant and equipment	$25,484	$24,921

        Depreciation expense relating to property, plant and equipment for the years ended May 31, 2001, 2002 and 2003 was $3,477,000, $3,745,000 and $5,672,000, respectively.

4.    LONG-TERM INVESTMENTS

        Metron Technology (United Kingdom) Ltd., a wholly-owned subsidiary of the Company, and WS Atkins Plc. own a 50/50 joint venture, Metron Atkins Partnership Limited ("MAP"). MAP was founded to provide services to the semiconductor industry, including but not limited to design and engineering of manufacturing facilities, facilities management and comprehensive technical support, but it is not currently active.

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

5.    BORROWINGS AND DEBT

        Short-term borrowings consist of the following:

	May 31,
	2002	2003
	(Dollars in thousands)
Lines of credit	$9,184	$5,350
Short-term credit facilities	10,212	7,760
Current portion of long-term debt	836	151

Short-term borrowings and current portion of long-term debt	$20,232	$13,261

        One of the Company's subsidiaries has a line of credit facility with Compass Bank that as of May 31, 2003 provided for borrowings not to exceed $7,000,000. Specific assets of the subsidiary collateralize the line of credit that expires in November 2003. The interest rate for the line of credit is 2% above LIBOR and was 3.8% at May 31, 2003. The line of credit is also subject to the maintenance of certain financial ratios and minimum levels of tangible net worth. The Company has guaranteed the credit facility. At May 31, 2003, the Company was in violation of covenants with Compass Bank for which a waiver was obtained. In August 2003, Compass Bank agreed to extend the facility with a reduced availability of $4,000,000 million through mid-November 2003, when the remaining outstanding balance of the facility must be paid. As part of this extension, Compass Bank agreed to modify the covenants that were in violation. The Company agreed to make a payment of $3,000,000 million to Compass Bank to reduce the outstanding balance of its credit facility.

        Weighted average interest rates on the outstanding facilities for fiscal years 2002 and 2003 were 4.5% and 5.9%, respectively. Certain assets of subsidiaries of the Company collateralize the facilities. At May 31, 2003, the total amount available and unutilized under the Company's short-term borrowings was approximately $7,370,000. The Company and its subsidiaries have guaranteed certain short-term credit facilities.

        Long-term debt consists of the following:

	May 31,
	2002	2003
	(Dollars in thousands)
Note payable to an individual in conjunction with the acquisition of AST with an interest rate based on a bank prime rate determined quarterly (4.75% at May 31, 2003). Quarterly payments of interest only commence September 2002 through June 2004. Quarterly payments of principal and interest commence September 2004 until paid in June 2006	$1,500	$1,500
Building mortgage with The Royal Bank of Scotland plc with an interest rate at LIBOR plus 1.5% per annum. The mortgage was repaid in its entirety in June 2002	524	—
Note payable to shareholder for purchase of retired treasury shares. The note had an interest rate of 6.65%, payable in annual installments until July 2002	62	—
Various notes maturing through May 2008; interest rates range from 0.4% to 10.1%	603	313

	2,689	1,813
Less current portions:
Note payable to shareholder	62	—
Long-term debt	836	151

Long-term debt	$1,791	$1,662

        Future fiscal year ("FY") annual maturities of long-term debt are as follows: FY2004, $151,000; FY2005, $283,000, FY2006, $791,000, FY2007, $575,000 and FY2008, $13,000.

6.    MODIFICATION AND TERMINATION OF DISTRIBUTION AGREEMENTS

        During January 2001, the Company and Entegris, Inc. ("Entegris"), one of the Company's suppliers and shareholders, entered into an agreement to modify their existing distribution relationship. In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe. In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. As consideration for modifying the distribution agreement, Entegris transferred to the Company 1,125,000 shares of Metron it owned which had a fair market value of $6,615,000, and made cash payments totaling $1,750,000 over a 15-month period. The Company recorded a total gain of $8,365,000 in other operating income on a straight-line basis from February 2001 until August 2002. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement for the years ended May 31, 2001 and 2002 were $75,245,000 and $4,273,000, respectively.

        In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore. The effective date of the transition will be June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue, excluding

Israel, from the sale of products manufactured by Cabot Microelectronics was approximately $32,836,000, $31,811,000, and $32,944,000 for the years ended May 31, 2001, 2002, and 2003, respectively. At June 1, 2003, in accordance with the distribution agreement, Cabot purchased from the Company all remaining inventory at the Company's carrying valuing.

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the "closing date"), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company continued to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, and the Company will continue to represent FSI products in Israel. The Company's world-wide revenue for FSI products for the year ended May 31, 2001 was 24.5% of revenues. The Company's revenues for FSI products and services in Europe and Asia were approximately $29,017,000 and $26,905,000 (12.5% and 11.4% of revenue) for the years ended May 31, 2002 and 2003, respectively.

        Under the terms of the transition agreement, during the second quarter of fiscal 2003, FSI advanced $3,000,000 in cash to the Company. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. As consideration, FSI agreed to pay to the Company an early termination fee of $2,750,000. The agreement required FSI to surrender up to 1,154,000 of the Company's common shares owned by FSI with a maximum value of $2,750,000 as a form of consideration for the termination fee.

        On April 7, 2003, the transition of the distribution agreements with FSI was completed. The Company recorded a total gain of $2,686,000 for the termination of the FSI distribution agreement. FSI transferred to the Company 567,105 common shares of the Company with a fair market value of $714,000, which is in addition to the $3,000,000 cash advance that the Company received in October of 2002. As a result, FSI's ownership of the Company's outstanding common shares was reduced from approximately 20.5% to approximately 16.8%. 93 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia transferred to FSI.

7.    RESTRUCTURING COSTS

        Restructuring costs of $1,083,000 incurred during fiscal 2002 were comprised of termination costs of $651,000 and abandonment of a lease amounting to $432,000. During fiscal 2002, the termination costs pertained to a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration.

        During fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees that were transferred to FSI (see note 6). The restructure cost of terminating these individuals amounted to $3,019,000. Accrued personnel costs remaining will be paid by May 2004. Additionally, the Company incurred approximately $2,185,000 of restructuring costs pertaining to the cost of the abandonment of certain leased facilities within both the equipment and material segments, which expire through 2014. The total number of employees terminated during the year was 125 people. The equipment division reduced its headcount by 69 employees, the materials division terminated 14 employees, and 42 terminated employees were part of finance and administration. In estimating the accrual for abandoned leased facilities the Company made assumptions regarding the future sublease income of these facilities. These assumptions will be updated periodically and additional adjustments may be required.

        The following table summarizes the restructuring costs and remaining accrued liability.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Total
	(Dollars in thousands)
Restructuring costs
Amounts accrued	$651	$432	$1,083
Amounts paid	651	28	679

Balances, May 31, 2002	—	404	404
Amounts accrued	3,019	2,185	5,204
Amounts paid	2,412	491	2,903

Balances, May 31, 2003	$607	$2,098	$2,705

8.    RELATED PARTIES

        Two of Metron's shareholders, FSI and Entegris, owned approximately 16.8%, and 12.4%, respectively of the outstanding shares of the Company as of May 31, 2003. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2001, 2002 and 2003 such purchases totaled approximately $191,358,000, $24,433,000, and $31,908,000 respectively. Sales to these shareholders during fiscal 2003 were $2,826,000. At May 31, 2002 and 2003, amounts payable to these affiliates were $5,788,000 and $8,711,000, respectively. At May 31, 2002 and 2003, amounts receivable from these affiliates were $164,000 and $852,000, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of May 31, 2003. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

9.    INCOME TAXES

        The domestic and foreign components of income (loss) before taxes for each year ended May 31 are as follows:

	Years ended May 31,
	2001	2002	2003
	(Dollars in thousands)
The Netherlands	$531	$154	$(4,397)
Other countries:
Singapore	4,580	1,401	2,585
Hong Kong	231	2,619	284
Italy	2,811	(63)	(1,054)
Israel	932	1,274	(1,096)
Germany	7,449	537	(1,279)
France	2,258	(1,234)	(1,315)
United States	2,634	(5,082)	(5,098)
United Kingdom	760	(2,808)	(9,844)
All other countries	492	(862)	(1,912)

Income (loss) before income taxes	$22,678	$(4,064)	$(23,126)

        The components of income tax expense (benefit) for each year ended May 31 are as follows:

	Years ended May 31,
	2001	2002	2003
	(Dollars in thousands)
Current:
The Netherlands	$278	$365	$(572)
Other countries:
Israel	296	1,074	—
Germany	3,010	34	—
Italy	1,372	(11)	262
Taiwan	441	61	(21)
United Kingdom	852	(13)	(49)
Singapore	1,370	—	(395)
France	1,029	(600)	(485)
United States	1,650	(1,587)	(1,160)
All other countries	139	134	(75)

Current tax	10,437	(543)	(2,495)

Deferred:
The Netherlands	(78)	62	4
Other countries:
United States	(535)	(300)	1,866
Israel	51	(612)	1,055
Taiwan	(253)	(230)	571
United Kingdom	(274)	(534)	491
Germany	585	243	431
France	(140)	219	386
Singapore	(189)	398	380
All other countries	99	1	854

Deferred tax	(734)	(753)	6,038

Total income taxes	$9,703	$(1,296)	$3,543

        Significant components of the Company's deferred tax assets and liabilities are set forth below.

	May 31,
	2002	2003
	(Dollars in thousands)
Deferred tax assets (included in Other current assets and Other assets):
Deferred revenue for installation and warranty	$421	$216
Deferred income	320	—
Account receivable and inventory provisions	1,281	806
Accruals deductible when paid	2,108	460
Net operating loss carryforwards and other items	3,191	4,143

	7,321	5,625
Less valuation allowance	1,795	5,625

	5,526	—
Deferred tax liabilities primarily depreciation of property, plant, and equipment	261	419

Net deferred tax assets (liabilities) recorded in consolidated balance sheets	$5,265	$(419)

        At May 31, 2003, the Company had $11,400,000 in net operating loss carryforwards, primarily in Korea, which represented approximately $4,100,000 of tax benefit. Some of these benefits will begin to expire in 2007, others, depending on jurisdiction, will carryforward indefinitely.

        The Company established a valuation allowance for all the deferred tax assets during the year ended May 31, 2003, due to the Company's assessment that it is more likely than not that such assets will not be realized. The net change in the valuation allowance for the years ended May 31, 2001, 2002, and 2003 was an increase (decrease) of $220,000, $(98,000), and $3,830,000, respectively.

        Differences between the statutory income tax rate of The Netherlands and the Company's effective income tax rate are reconciled as follows:

	Years ended May 31,
	2001	2002	2003
Statutory income tax rate	35.0%	(35.0)%	(34.5)%
Increase (decrease) in taxes resulting from:
Tax rate differential in other countries	2.8	(6.8)	2.5
Current year net operating losses for which no benefit is recognized	1.8	(0.6)	35.1
Utilization of prior year net operating losses for which no benefit was previously recognized	(0.3)	7.7	—
Prior year taxes assessed in current year	(0.3)	(2.7)	(1.9)
Amortization and impairment of goodwill	1.4	5.6	13.8
All other	2.4	(0.1)	0.3

Effective income tax rate	42.8%	(31.9)%	15.3%

10.    CAPITAL STOCK

  Treasury Shares

        As partial consideration for the termination of the FSI distribution agreement, FSI transferred 567,105 shares of the Metron common shares it owned to Metron. On March 1, 2003, the closing date, the common shares transferred by FSI had a fair market value of $714,000. Under the laws of The Netherlands, the number of shares allowed as treasury shares cannot exceed 10% of the shares issued by the Company. Accordingly, upon the transfer of the common shares from FSI, the Company cancelled 578,211 of its treasury shares, which had a carrying value (on a first-in, first-out cost basis) of approximately $2,434,000.

  Stock Option Plans

        In fiscal 1996, the Company established an Employee Stock Option Plan to award options to managing directors and employees, and in fiscal 1997 established a Supervisory Directors' Stock Option Plan to award options to supervisory directors. In fiscal 2001 and 2002, the shareholders approved the amendment of the Employee Stock Option Plan to increase the aggregate number of common shares authorized for issuance by 1,000,000 shares for each year. In fiscal 2003, the Supervisory Director's approved a supplemental stock option plan to award up to 500,000 common shares. The three plans are now authorized to grant options to purchase up to 5,475,000 common shares (5,250,000 shares for Managing Directors and employees and 225,000 for Supervisory Directors). The plans require that the exercise price of options be not less than the fair value of the common shares at the grant date. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised.

        There were approximately 939,397 and 73,126 shares available for future employee awards and Supervisory Director awards, respectively, at May 31, 2003. The following table summarizes award activity for all plans for the fiscal years listed:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,283,369	$8.43	2,369,719	$8.65	3,384,626	$8.24
Stock options granted	550,250	$8.74	1,440,572	$7.24	1,265,430	$4.94
Stock options exercised	(171,363)	$3.28	(159,559)	$3.88	(17,000)	$4.13
Awards canceled	(292,537)	$10.12	(266,106)	$9.14	(787,828)	$9.01

Outstanding, end of year	2,369,719	$8.65	3,384,626	$8.24	3,845,228	$6.99

Options exercisable at end of year	1,303,667	$6.35	1,512,487	$7.71	1,862,847	$7.70

        Summary information concerning outstanding and exercisable options as of May 31, 2003 was as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.98 - $1.12	31,000	9.6 yrs	$1.05	—	$—
$1.55 - $2.24	620,376	9.5 yrs	$1.92	35,145	$1.92
$2.78 - $3.26	505,348	2.2 yrs	$2.80	487,948	$2.78
$4.48 - $6.65	291,123	6.3 yrs	$6.40	154,171	$6.32
$6.83 - $8.93	1,793,134	7.3 yrs	$7.82	761,529	$7.72
$10.37 - $12.00	250,299	6.8 yrs	$10.81	141,860	$10.90
$15.94 - $19.00	353,948	5.5 yrs	$16.01	282,194	$16.01

	3,845,228			1,862,847

        All options issued during the past three years have an exercise price equal to the fair value of the common shares on the date of grant. The following weighted average fair values of options granted have been determined using the Black-Scholes option valuation method.

	Years Ended May 31,
	2001	2002	2003
Options granted	550,250	1,440,572	1,265,430
Weighted average exercise price	$8.74	$7.24	$4.94
Weighted average fair value, stock options	$6.06	$4.10	$3.37
Weighted average fair value, ESPP	$2.98	$2.14	$1.28

        The Company has an employee stock purchase plan ("ESPP") for the benefit of U.S. and international employees. The U.S. plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's common shares through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 5 percent of an employee's eligible compensation, in any plan year. Shares issued under the ESPP were approximately 80,000, 76,000, and 134,000 for fiscal 2001, 2002 and 2003, respectively. At May 31, 2003, there were approximately 11,000 shares reserved for future issuance under the ESPP.

11.    EMPLOYEE BENEFITS

        Most employees of the Company are covered by one of several defined contribution retirement plans. Contributions are generally based on the participant's compensation. The amount of pension expense charged to operating expenses for defined contribution plans was $1,070,000 in fiscal 2001, $1,096,000 in fiscal 2002, and $1,327,000 in fiscal 2003.

        A subsidiary previously had an employee stock ownership plan ("ESOP") for its employees. Upon the acquisition of the subsidiary in 1998, all of the subsidiary's shares held by the ESOP were exchanged for shares of the Company. In July 2001, the IRS approved the dissolution of the ESOP, and in October and November 2001, the subsidiary distributed the shares held by the ESOP to their beneficial owners.

12.    FINANCIAL INSTRUMENTS

        The carrying value of the Company's financial instruments approximate fair value. At May 31, 2003, the Company had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	1,784	135	1.28	$80	September 2003
Israeli Shekel	—	7,112	4.49	(170)	June 2003
Japanese Yen	475	—	119.84	6	June 2003
Singapore Dollar	4,113	—	1.72	(5)	June 2003

				$(89)

13.    COMMITMENTS

        At May 31, 2003, Metron was committed to spend approximately $26,856,000, principally to purchase equipment, materials and spare parts for resale.

        The Company and its subsidiaries lease certain facilities and equipment under various operating lease agreements. Future minimum payments under operating leases that have initial or remaining noncancelable lease terms of one year or more at May 31, 2003 are listed in the table below. The amounts listed have not been reduced by the amount of our restructuring liability or by expected sub lease income used in determination of the leased facilities restructuring cost.

Fiscal Year	(Dollars in thousands)
2004	$5,095
2005	4,645
2006	3,450
2007	2,726
2008	1,560
Thereafter	2,847

Total minimum lease payments	$20,323

        The Company's rental expense for operating leases for the fiscal years ended May 31, 2001, 2002 and 2003, was $4,276,000, $5,025,000 and $5,217,000, respectively.

14.    ADDITIONAL SALES INFORMATION AND CONCENTRATION OF RISK

        In fiscal 2001, 2002 and 2003, no individual customer represented sales of 10% or more of net revenue. A large portion of the Company's sales are made to a number of major publicly owned corporations. There is a concentration of credit risk in accounts receivable from these customers. Metron performs ongoing credit evaluations of its customers and generally does not require collateral.

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

Segment information

	Equipment Division	Materials Division	Other	Total
	(Dollars in thousands)
Year ended May 31, 2001
Net revenues	$262,220	$255,221	$—	$517,441
Depreciation and amortization expense	$1,788	$740	$949	$3,477
Interest income	$—	$—	$867	$867
Interest expense	$—	$—	$1,341	$1,341
Income (loss) before income taxes	$14,910	$25,872	$(18,104)	$22,678
Total assets	$80,542	$89,699	$43,258	$213,499
Capital expenditures	$3,804	$1,418	$4,376	$9,598
Year ended May 31, 2002
Net revenues	$107,611	$124,629	$—	$232,240
Depreciation and amortization expense	$2,909	$1,031	$1,118	$5,058
Interest income	$—	$—	$397	$397
Interest expense	$—	$—	$1,323	$1,323
Income (loss) before income taxes	$4,193	$4,001	$(12,258)	$(4,064)
Total assets	$67,492	$71,017	$25,127	$163,636
Capital expenditures	$3,215	$2,504	$6,517	$12,236
Year ended May 31, 2003
Net revenue	$112,304	$123,361	$—	$235,665
Depreciation expense	$2,462	$1,540	$1,670	$5,672
Interest income	$—	$—	$109	$109
Interest expense	$—	$—	$1,073	$1,073
Restructuring costs	$(4,294)	$(410)	$(500)	$(5,204)
Goodwill impairment	$(7,352)	$(940)	$—	$(8,292)
Income (loss) before income taxes	$(10,894)	$874	$(13,106)	$(23,126)
Total assets	$58,948	$51,545	$17,994	$128,487
Capital expenditures	$1,389	$877	$975	$3,241

  Geographic information

	Year ended May 31,
	2001	2002	2003
	(Dollars in thousands)
Net revenue:
United States	$116,984	$58,878	$70,475
France	44,311	21,467	34,953
Singapore	58,786	28,016	34,285
Germany	88,396	32,020	25,344
United Kingdom	68,573	27,906	16,267
Israel	28,292	22,203	15,438
The Netherlands	28,787	9,093	9,549
Hong Kong	45,061	13,014	6,071
Other nations	38,251	19,643	23,283

Geographic totals	$517,441	$232,240	$235,665

	May 31,
	2002	2003
	(Dollars in thousands)
Fixed assets:
The Netherlands	$10,723	$11,207
United Kingdom	5,023	4,731
United States	2,735	2,590
Singapore	2,816	2,584
Other nations	4,187	3,809

Geographic totals	$25,484	$24,921

16.    SUPPLEMENTAL FINANCIAL INFORMATION

	May 31,
	2002	2003
	(Dollars in thousands)
Other current liabilities:
Accrued taxes including income taxes	$4,391	$4,604
Customer prepayments	1,242	801
Restructure costs, facilities	—	1,327
Other	4,741	5,759

Total other current liabilities	$10,374	$12,491

	Year ended May 31,
	2001	2002	2003
	(Dollars in thousands)
Net revenue:
Product revenue	$498,176	$202,897	$211,424
Service revenues	19,265	29,343	24,241

Net revenue	$517,441	$232,240	$235,665

	Year Ended May 31,
	2001	2002	2003
	(in thousands)
Other expense, net
Foreign exchange loss	$(877)	$(197)	$(719)
Interest income	867	397	109
Interest expense	(1,341)	(1,323)	(1,073)
Other income	468	269	289

Other expense, net	$(883)	$(854)	$(1,394)

	Years ended May 31,
	2001	2002	2003
	(Dollars in thousands)
Supplemental cash flow information:
Cash payments for:
Interest	$1,331	$1,317	$1,024
Income taxes	$5,558	$5,010	$2,669
Noncash transactions:
Common stock issued for purchase of Intec	$3,938	$—	$—
Treasury stock received from Entegris on modification of distribution agreement	$6,615	$—	$—
Treasury stock received from FSI for early termination of distribution agreement	$—	$—	$1,719
Note payable acquired in exchange for assets of AST	$—	$1,500	$—
Cancellation of treasury stock	$—	$—	$2,434
Contribution of residual equity interest for the acquisition of AST assets	$—	$404	$—

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(Dollars in thousands)
Year ended May 31, 2002
Net revenue	$74,373	$55,165	$46,733	$55,969
Operating income (loss)	$1,165	$(1,504)	$(1,722)	$63
Net income (loss)	$702	$(1,550)	$(928)	$(992)
Basic earnings (loss) per share	$0.05	$(0.12)	$(0.07)	$(0.08)
Diluted earnings (loss) per share	$0.05	$(0.12)	$(0.07)	$(0.08)
Year ended May 31, 2003
Net revenue	$64,320	$56,804	$57,896	$56,645
Operating loss	$(1,466)	$(5,723)	$(12,962)	$(1,610)
Net loss	$(2,419)	$(5,363)	$(12,627)	$(6,260)
Basic loss per share	$(0.19)	$(0.41)	$(0.96)	$(0.49)
Diluted loss per share	$(0.19)	$(0.41)	$(0.96)	$(0.49)

18.    SUBSEQUENT EVENTS

        In August, 2003 (the "closing date"), the Company issued convertible debentures for $7,000,000 with an annual interest rate of 8%, payable quarterly beginning December 1, 2003. The debentures are convertible into approximately 1,847,000 common shares of the Company at any time after the closing date based on a per share price equal to $3.79 ("set price"), which is 110% of the closing price of $3.45 per share. The closing per share price of the transaction was equal to the volume weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including August 20, 2003. The quarterly interest is payable with either cash or registered common shares of the Company. The Company, at its option, can require the holders to convert the debentures into common shares of the Company in the event the volume weighted average for any 20 consecutive trading days exceeds 300% of the set price. After February 25, 2007, the remaining balance of the debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

        The Company granted the purchasers and the placement agent of the convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One half of the warrants are exercisable at 115%, with the remaining warrants being exercisable at 125% of the closing per share price. Additionally, the Company paid a fee of $287,000 to the placement agent. All warrants are exercisable for a four-year period after the closing date.

        The convertible debentures and warrants will be recorded at their relative fair values in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables. The fair value assigned to the warrants will be determined using the Black Scholes formula and will be recorded effectively as a discount of the debt and an increase in shareholders' equity. In addition, in accordance with EITF 00-27 and EITF 98-5, the Company will record a deemed dividend because the conversion price of the convertible debentures, after taking into account the fair value of the warrants, is less than the closing price of the company's common stock on the closing date of $4.31 per share. This deemed dividend will also be recorded as a discount of the debentures and an increase to shareholders' equity. The company is currently assessing the fair value of the convertible debt and estimates that the combined discounts described above may be substantial. The discounts will be amortized as additional non-cash interest expense over the life of the debt.

        The Company will be required to file a registration statement on Form S-3 within 30 days after the closing date to register the resale of the common shares issuable upon conversion of the debentures (including common shares payable as interest on the debentures) and upon exercise of the warrants. In the event the registration statement is not effective within 60 days from the closing date (90 days in the event the SEC reviews the transaction), the Company is required to pay liquidated damages equal to 2% per month of the value of the debentures.

        In August 2003, Compass Bank agreed to extend the existing credit facility with a reduced availability of $4,000,000 through November 2003. As part of the extension, Compass Bank modified the covenant of which the Company was in violation, and the Company made a payment of $3,000,000 from the proceeds of the August 2003 convertible debentures.

        In July 2003, the Company renewed a $3,800,000 credit facility with the Royal Bank of Scotland.

        In July 2003, the Company announced it will incur additional restructuring costs in the range of $1,000,000 to $1,300,000 for personnel and facilities during our first quarter of fiscal 2004.

19.    RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB') issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133. The amendments pertain to decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our Current Report on Form 8-K filed with the Commission on September 14, 2001 is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (1) were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report was being prepared and (2) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

Limitations on the Effectiveness of Controls.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Supervisory and Managing Directors

        The following tables set forth, as of May 31, 2003, certain information with respect to the Supervisory Directors and Managing Directors of Metron:

Supervisory Board

Name	Age	Position
Robert R. Anderson	65	Supervisory Director
Joel A. Elftmann	63	Supervisory Director
Bruce M. Jaffe	59	Supervisory Director
Sho Nakanuma	71	Supervisory Director

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

        Joel A. Elftmann, a co-founder of Metron, has been a Supervisory Director since November 1995 and was a Managing Director from October 1975 until November 1995. He currently serves as President of Custom Fab Solutions LLC, a custom manufacturer of components and sub assemblies for industry. Mr. Elftmann was previously the Chairman of the Board of FSI International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann was a co-founder of FSI and served as a director of FSI from 1973 until January 2002. During that period he served at various times as

President, CEO and Chairman of the Board. Mr. Elftmann also serves as a director of Veeco, Inc. Mr. Elftmann is a Director Emeritus and past Chairman of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry.

        Bruce M. Jaffe has been a Supervisory Director of Metron since November 2000. Mr. Jaffe is currently the Chief Financial Officer and Vice President of LogicVision, Inc., San Jose, CA. LogicVision is a provider of software tools used in the design and manufacture of complex semiconductors. He has been a director of Pemstar, Inc., a Minnesota-based global contract electronics manufacturer, since August 2000, and a director of Southwall Technologies, a Palo Alto, CA developer and manufacturer of thin film coatings for the automotive, electronic displays and architectural glass markets since May 2003. Mr. Jaffe served as Senior Vice President and Chief Financial Officer of Bell Microproducts, Inc., a California-based distributor of mass storage and computer products, from 1997 to 1999. From 1967 to 1996, Mr. Jaffe was employed by Bell Industries, a California-based distributor of electronic components, where he held several management positions, most recently as President, Chief Operating Officer and a member of the Board of Directors. From 1965 to 1967, Mr. Jaffe was employed as an accountant by Price Waterhouse & Co. (now PricewaterhouseCoopers LLP). Mr. Jaffe holds a B.S. degree in Business from the University of Southern California and is a certified public accountant. Mr. Jaffe currently serves on the board of advisors for the University of Southern California School of Business.

        Sho Nakanuma has been a Supervisory Director of Metron since November 1999. From 1997 to 2001, Mr. Nakanuma served as Chairman of the Board of Directors of Ando Electric Company in Japan. From 1988 to 1997, Mr. Nakanuma served as President of Ando Electric Company. From 1984 to 1986, Mr. Nakanuma served as President of NEC Electronics Inc. in the United States. From 1985 to 1988, Mr. Nakanuma served as a member of the Board of Directors of NEC Corporation in Japan. Mr. Nakanuma served as a member of the Board of Directors of Semiconductor Equipment and Materials International in the United States from 1996 to 2002. Mr. Nakanuma holds a B.S. degree in Chemical Engineering from Kyoto University and a Ph.D. in Engineering from Tokyo University.

Managing Board

Name	Age	Position
Edward D. Segal	63	Chief Executive Officer and Managing Director
Dennis R. Riccio	52	President, Chief Operating Officer and Managing Director
John W. Mathews	55	Vice President, Equipment Division and Managing Director
Douglas J. McCutcheon	55	Senior Vice President, Chief Financial Officer and Managing Director (designate)

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

        John W. Mathews presently serves as Vice President of the Equipment Solutions Division and has been with the company since May 2002. Mr. Mathews has over twenty-five years of experience in technology operations, engineering, and service. He joined Metron from his most recent position at Adaptec in Milpitas, CA, where he was Vice President, U.S. Engineering Operations. From 1993 to 2000, Mr. Mathews was Vice President, Worldwide Service, at Silicon Valley Group, Inc. During his tenure at KLA-Tencor, from 1979 to 1992, Mr. Mathews held various senior management positions. Mr. Mathews holds a B.S.E.E., M.S.E.E., and a M.S.I.A. degrees in engineering and business from Purdue University.

        Douglas J. McCutcheon has served as Senior Vice President and Chief Financial Officer since January 2003. Mr. McCutcheon has over twenty-five years of experience in financial management in high-tech industries. Prior to joining Metron, he served as Senior VP, CFO of Asyst Technologies, where he oversaw corporate financial management, acquisitions and capital-raising events. He has held senior financial management positions with Cadence Design Systems, with Diasonics, and he was the President of Toshiba America Medical Credit (financing arm of Toshiba's billion-dollar medical equipment business). Mr. McCutcheon holds a B.S. degree in physics from Stanford University, an M.B.A. in finance from the University of California, Berkeley, and has served as a commissioned officer in the U.S. Navy nuclear submarine service.

        There is no family relationship among any of the Company's directors and executive officers and any nominees therefor.

        There are no pending or contemplated legal proceedings adverse to the Company on the part of any of the Company's directors or its executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Supervisory Directors

        Each Supervisory Director of the Company receives a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members on a separate day). The members of the Supervisory Board of Directors are also eligible for reimbursement for expenses incurred in connection with attendance at Board meetings in accordance with Company policy. In the fiscal year ended May 31, 2003, the total compensation and expenses paid to non-employee Supervisory Directors was $73,459.

        Each Supervisory Director of the Company also receives stock option grants under the 1997 Supervisory Directors' Stock Option Plan (the Directors' Plan). Only non-employee Supervisory

Directors of the Company or affiliates of such directors (as defined in the Internal Revenue Code, as amended, the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

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

        During the fiscal year 2003, the Company granted options covering 18,750 shares to the Supervisory Directors of the Company, at an exercise price per share of $1.58. The fair market value of such Common Shares on the date of grant was $1.58 per share (based on the closing sales price reported on Nasdaq for the date of grant). In January 2003, James Dauwalter resigned as a Supervisory Director. Accordingly, all vesting ceased for all options held by Mr. Dauwalter, including the option for 3,750 shares granted in fiscal 2003. As of July 31, 2003, no options had been exercised under the Directors' Plan.

Compensation of Managing Directors

        The following table shows for the fiscal years ended May 31, 2001, 2002 and 2003 compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated Managing Directors (the "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		All Other Compensation ($)
Edward D. Segal Chief Executive Officer and Managing Director	2003 2002 2001	276,300 286,533 307,000		— — 199,032	— — —		34,425 129,832 6,078	(1) (1) (1)
Dennis R. Riccio President, Chief Operating Officer and Managing Director	2003 2002	252,000 101,285		— —	40,425 —	(2)	1,172 425	(3) (3)
Gregory M. Claeys Vice President, Materials Division and Managing Director	2003 2002 2001	166,500 172,677 185,000		— — 126,240	2,731 4,893 3,354	(3) (3) (3)	— 2,880 2,880	(4) (4)
John W. Mathews Vice President, Equipment Division and Managing Director	2003	213,750		—	—		981	(3)
Douglas J. McCutcheon Senior Vice President and Chief Financial Officer and Managing Director (Designate)	2003	96,000	(5)	—	62,800	(6)	360	(3)

(1)
For 2003, represents $31,704 in interest on shareholder receivables, $1,624 in car allowances, and $1,097 in insurance premiums. For 2002, represents $3,150 in payments to a defined contribution plan, $1,611 in car allowances, $1,277 in insurance premiums, $80,307 in interest on shareholder receivables, and $43,487 in tax services. For 2001, represents $3,150 in payments to a defined contribution plan, $1,836 in car allowances and $1,092 in insurance premiums.

(2)
Represents housing allowance.

(3)
Represents insurance premiums.

(4)
Represents payments to a defined contribution plan.

(5)
Mr. McCutcheon was appointed Senior Vice President and Chief Financial Officer of the Company in January 2003.

(6)
Represents consulting arrangement prior to employment.

Stock Option Grants And Exercises

        The Company grants options to its executive officers under its Amended and Restated Employee Stock Option Plan (the "Option Plan" and Supplemental Stock Option Plan (the "Supplemental Plan"). As of July 31, 2003, options to purchase a total of 4,339,420 shares were outstanding under the Option Plan and options to purchase 293,331 shares remained available for grant thereunder, and options to purchase a total of 115,000 shares were outstanding under the Supplemental Plan and options to purchase 385,000 shares remained available for grant thereunder.

        The following tables show, for the fiscal year ended May 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION/SAR GRANTS IN FISCAL 2003

	Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)
Name				Exercise Or Base Price ($/Sh)(2)
						Expiration Date	5% ($)	10% ($)
Edward D. Segal(4)	50,000	4.0%			$2.00	December 2012	$162,889	$259,374
Dennis R. Riccio(5)	35,000	2.4%			$2.10	December 2012	114,023	181,562
Gregory M. Claeys(6)	25,000	2.0%			$2.00	December 2012	81,445	129,687
John W. Mathews(7)	75,000 15,000	5.9 1.2	% %	$ $	8.90 2.00	June 2012 December 2012	1,087,287 48,867	1,731,323 77,812
Douglas J. McCutcheon(8)	100,000	7.9%			$1.55	January 2013	252,479	402,155

(1)
Based on options to purchase an aggregate of 1,265,430 shares granted to employees (including employee directors) during the fiscal year ended May 31, 2003. The foregoing total excludes options granted to consultants and non-employee directors.

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

(4)
6.25% of the shares subject to Mr. Segal's option grants vested on March 2, 2003, and 6.25% of such shares vest every quarter during the four years thereafter.

(5)
6.25% of the shares subject to Mr. Riccio's option grants vested on March 2, 2003, and 6.25% of such shares vest every quarter during the four years thereafter.

(6)
6.25% of the shares subject to Mr. Claeys's option grants vested on March 2, 2003, and 6.25% of such shares vest every quarter during the four years thereafter.

(7)
6.25% of the 15,000 shares subject to Mr. Mathews' option grants vested on March 3, 2003, and 6.25% of such shares vest every quarter during the four years thereafter. For the 75,000 shares, 25% vests on June 2, 2003, and 25% of such shares vest annually during the three years thereafter.

(8)
6.25% of the shares subject to Mr. McCutcheon's option grants vested on April 7, 2003, and 6.25% of such shares vest every quarter during the four years thereafter.

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward D. Segal	12,000	$103,600	502,197	161,251	$1,406	$21,094
Dennis R. Riccio	—	—	95,937	239,063	984	14,766
Gregory M. Claeys	—	—	124,608	61,642	703	10,547
John W. Mathews	—	—	937	89,063	422	6,328
Douglas J. McCutcheon	—	—	6,250	93,750	5,625	84,375

(1)
The value realized is based on the fair market value of the Company's Common Shares on the exercise date minus the exercise price.

(2)
The valuations are based on the fair market value of the Company's Common Shares on May 31, 2003 of $2.45, minus the exercise price of the options.

Employment Agreements and Termination of Employment Arrangements

        Each of the Named Executive Officers is employed pursuant to an employment contract with a subsidiary of Metron, which is incorporated in his country of residence. As a consequence of the fact that the Company was reporting operating losses, all Named Executive Officers agreed to accept a 10% reduction in their current base salaries effective October 1, 2001 for an indefinite period. The reductions remained in effect as of the end of fiscal year 2003.

        Edward D. Segal is employed pursuant to an employment contract entered into in September 1999 with Metron Technology Corporation, a California corporation and wholly-owned subsidiary of the Company (MTC), and with the Company. The employment contract provides that Mr. Segal will serve as a Managing Director of the Company and as the Company's Chief Executive Officer at an annual salary of not less than $295,000. The agreement also provides for Mr. Segal's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. Segal against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. Segal would not be entitled to indemnification under this agreement under certain circumstances, including if indemnification is expressly prohibited under applicable law or if indemnification is expressly prohibited by Metron's Articles or MTC's charter. If Mr. Segal's employment is terminated by MTC without cause or by Mr. Segal for good reason or due to disability, in exchange for Mr. Segal's signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

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

        Gregory M. Claeys is employed pursuant to an employment contract entered into in July 1998 with Kyser, MTC and the Company. The employment contract provides that Mr. Claeys will serve as President of Kyser at an annual salary of not less than $170,000. The agreement also provided for the Company's grant of an option to purchase 90,000 Common Shares to Mr. Claeys upon execution of the contract. Under the agreement, Mr. Claeys participates in an annual incentive compensation plan approved by the Supervisory Board and an incentive compensation plan for employees of Kyser and for other usual and customary benefits. The Company and MTC agree to indemnify Mr. Claeys against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as an employee, officer, director or agent in which services are rendered to Kyser. However, Mr. Claeys would not be entitled to indemnification under this agreement under specified circumstances, including if indemnification is expressly prohibited under applicable law or prohibited by Kyser's charter. During July 2003, Mr. Claeys resigned as a Managing Director of the Company.

        Douglas J. McCutcheon is employed pursuant to an employment contract entered into in January 2003 with MTC and with the Company. The employment contract provides that Mr. McCutcheon will serve as a Managing Director of the Company and as the Company's Senior Vice President and Chief Financial Operating Officer at an annual salary of not less than $225,000. The Company granted Mr. McCutcheon an option to purchase 100,000 Common Shares and an additional option to purchase 50,000 Common Shares in June 2003. The agreement also provides for Mr. McCutcheon's participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. The Company and MTC agreed to indemnify Mr. McCutcheon against any liability to which he may be subject for claims, damages, judgments, losses, liabilities, fees and expenses of defense, including attorney's fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to the Company or MTC and its subsidiaries. However, Mr. McCutcheon would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is expressly prohibited under applicable law or prohibited by Metron's Articles or MTC's charter. If Mr. McCutcheon's employment is terminated by MTC without cause or by Mr. McCutcheon for good reason or due to disability, in exchange for Mr. McCutcheon's signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

Compensation Committee Interlocks and Insider Participation

        The Company's compensation committee consists of Messrs. Anderson, Elftmann and Nakanuma.

        None of the current members of the Company's compensation committee is an officer or employee of the Company. Mr. Elftmann is President of Custom Fab Solutions LLC and was recently the Chairman of the Board of FSI, one of the Company's suppliers and shareholders. See "Certain Transactions" for a more detailed description of the relationship between the Company and each of FSI and Custom Fab Solutions LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Shares as of July 31, 2003 by: (i) each Supervisory Director and nominee for Supervisory Director; (ii) each Managing Director named in the Summary Compensation Table and the nominees for Managing Director; (iii) all Managing Directors and Supervisory Directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Shares. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their Common Shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of each shareholder is c/o Metron Technology N.V., 4425 Fortran Drive, San Jose, California 94010.

Name and Address	Common Shares as of July 31, 2003	Total Shares Beneficially Owned(1)	Percentage
Entegris, Inc.(2) 3500 Lyman Boulevard Chaska, MN 55318	1,565,687	1,593,811	12.6%
FSI International, Inc.(3) 322 Hazeltime Drive Chaska, MN 55318	2,123,582	2,150,769	17.1%
Joel A. Elftmann	0	937	*
Robert R. Anderson(4)	42,237	70,361	*
Sho Nakanuma(5)	0	14,062	*
Bruce M. Jaffe(6)	2,000	10,437	*
Edward D. Segal(7)	596,298	1,251,485	9.9%
Dennis R. Riccio(8)	20,000	143,125	1.1%
Gregory M. Claeys(9)	127,192	223,733	1.8%
John W. Mathews(10)	2,808	24,994	*
Douglas J. McCutcheon(11)	0	15,625	*
All Supervisory Directors and Managing Directors as a group (9 persons)(12)	790,535	1,754,758	13.9%

*
Represents beneficial ownership of less than one percent of the Company's Common Shares.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 12,609,278 Common Shares outstanding as of July 31, 2003, together with applicable options for such shareholder. Common Shares subject to options currently exercisable, or exercisable within 60 days of July 31, 2003, are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Includes 28,124 shares issuable to Entegris pursuant to options exercisable within 60 days of July 31, 2003.

(3)
Includes 27,187 shares issuable to FSI pursuant to options exercisable within 60 days of July 31, 2003.

(4)
Consists of 42,237 shares held by Mr. Anderson and 28,124 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(5)
Consists of 14,062 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(6)
Consists of 2,000 shares held by Mr. Jaffe and 8,437 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(7)
Consists of 466,770 shares held by Mr. Segal, 129,528 shares held by Segal Investments LP, an investment partnership of which Mr. Segal is the Managing Partner, and 525,659 shares issuable pursuant to options exercisable within 60 days of July 31, 2003. Mr. Segal disclaims beneficial ownership of the shares held by Segal Investments LP.

(8)
Consists of 20,000 shares held by Mr. Riccio, and 96,541 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(9)
Consists of 127,192 shares held by Mr. Claeys, and 96,541 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(10)
Consists of 2,808 shares held by Mr. Mathews, and 22,186 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(11)
Consists of 15,625 shares issuable pursuant to options exercisable within 60 days of July 31, 2003.

(12)
Includes an aggregate of 790,535 shares issuable pursuant to options exercisable within 60 days of July 31, 2003. Also includes an aggregate of 834,695 shares held by Entegris and 129,528 shares owned by the investment partnership of Mr. Segal.

Equity Compensation Plan Information

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of May 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,730,228	$7.16	627,523
Equity compensation plans not approved by security holders	115,000	$1.49	350,000

Total	3,845,228	$6.99	977,523

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Transactions with FSI

        As of May 31, 2003, FSI held approximately 16.8% of the Company's outstanding shares. In fiscal and 2002 and 2003 products from FSI accounted for 12%, and 10% of the Company's revenue, respectively. In addition, Mr. Elftmann, a Supervisory Director of the Company, was Chairman of the Board of FSI until January 2002.

        Distribution Agreement.    In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the "closing date"), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company continued to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, while the Company will continue to represent FSI products in Israel.

        Under the terms of the transition agreement, during the second quarter of fiscal 2003, FSI advanced $3.0 million in cash to the Company. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. As consideration, FSI agreed to pay to the Company an early termination fee of $2.75 million. The agreement required FSI to surrender up to 1,154,000 of the Company's common shares owned by FSI with a maximum value of $2.75 million as a form of consideration for the termination fee.

        Other Agreements.    FSI was also party to an investor rights agreement which granted FSI registration rights pursuant to the shares it owns. The investor rights agreement terminated by its terms on November 19, 2002. As a Supervisory Director of the Company, Mr. Elftmann receives yearly option grants. In addition, Mr. Elftmann agreed to convey title to these options (if this is permitted by their terms) and any shares received upon exercise of the option to FSI or to sell the shares and remit the proceeds to FSI upon FSI's request.

Transactions with Entegris

        As of May 31, 2003, Entegris, Inc. ("Entegris") held approximately 12.4% of the Company's outstanding shares, and for both fiscal 2002 and 2003, products from Entegris accounted for 13% of the Company's revenue.

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

        Other Agreements.    Entegris was also party to an investor rights agreement which granted Entegris registration rights pursuant to the shares it owns. The investor rights agreement terminated by its terms on November 19, 2002.

Indebtedness of Management

        In July 1995, Edward D. Segal, President and Chief Executive Officer entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 at May 31, 2003. Under the TIA, Mr. Segal is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by Mr. Segal.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.     Financial Statements

        The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 34 of this Annual Report on Form 10-K.

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

3. Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description of Document
2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998
2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited
2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998
2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998
3.1(i)	Articles of Association of the Registrant and translation thereof
4.1(i)	Reference is made to Exhibits 3.1, 10.23, 10.24 and 10.26
4.2(i)	Specimen Common Share Certificate
4.3(viii)	Form of 8% Convertible Debenture
10.1(i)	1997 Supervisory Directors' Stock Option Plan
10.2(i)	Form of 1997 Supervisory Directors' Stock Option Agreement
10.3(i)	Amended and Restated Metron Technology N.V. Employee Stock Option Plan
10.4(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom)
10.5(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States)
10.6(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom)

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
10.25(i)	Confirmation Agreement dated October 15, 1998 among Metron Technology B.V. and the Investors as defined in the Investor Rights Agreement of July 6, 1995
10.26(i)	Accession Agreement dated July 13, 1998 among Metron Technology B.V., the Stockholders and the Signing Stockholders as defined therein
10.27(i)	Consent Agreement dated July 13, 1998 among Metron Technology B.V. and the Investors as defined therein

10.33(i)	Amended and Restated Buy and Sell Agreement among Metron Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.
10.34(i)	Form of Indemnification Agreement among Metron Technology B.V. and the Investors as defined therein
10.35(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.39(iii)	Tax Indemnification Agreement dated July 6, 1995 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal
10.40(iv)	Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd.
10.41(v)	Agreement, dated as of January 8, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.42(v)
Transition Agreement, dated as of February 13, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.43(v)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.44(v)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.
10.45(vi)	Employment Agreement dated November 1, 2001 among Metron Technology N.V., Metron Technology Corporation and Dennis Riccio
10.46(viii)	Subscription Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers.
10.47(viii)	Form of Common Share Warrant issued to the Purchasers.
10.48(viii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers.
10.49	Amended and Restated Metron Technology Supplemental Stock Option Plan.
16.1(vii)	Letter, dated as of September 14, 2001, from KPMG LLP, the Registrant's former accountants, to the Securities and Exchange Commission.
21.1(i)	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants
23.2	Consent of KPMG LLP, independent auditors
24.1	Power of Attorney (included on signature page)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1(ii)	Press Release, dated as of March 3, 2000, entitled "Metron Technology Acquires Critical Parts Cleaning Business"

(i)
Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)
Incorporated by reference from the Company's Form 10-K/A, filed with the Commission on September 15, 2000 and incorporated herein by reference.

(iv)
Filed as an exhibit to the Company's Form 10-Q, filed with the Commission on January 16, 2001, and incorporated herein by reference.

(v)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 2, 2001, and incorporated herein by reference.

(vi)
Filed as an exhibit to the Company's Form 10-K, filed with the Commission on August 15, 2002, and incorporated herein by reference.

(vii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on September 14, 2002, and incorporated herein by reference.

(viii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

*
This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)
Reports on Form 8-K:

    The Company's current report on Form 8-K filed the SEC on April 8, 2003, describing and furnishing the press release announcing our earnings for the fiscal quarter ended February 28, 2003, which press release included our condensed consolidated balance sheets and condensed consolidated statements of operations for the period.

(c)
See Exhibits listed under Item 14(a)(3).

(d)
Not applicable. See Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlingame, State of California, on August 29, 2003.

METRON TECHNOLOGY N.V.
By:	/s/ EDWARD D. SEGAL Edward D. Segal Chairman and Chief Executive Officer and Managing Director (Principal Executive Officer)
By:	/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon Senior Vice President and Chief Financial Officer and Managing Director, Designate (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward D. Segal and Douglas J. McCutcheon, and each or any one of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission this Annual Report on Form 10-K, (ii) act on, sign and file such certificates and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. ANDERSON Robert R. Anderson	Supervisory Director	August 29, 2003
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Supervisory Director	August 29, 2003
/s/ BRUCE M. JAFFE Bruce M. Jaffe	Supervisory Director	August 29, 2003

/s/ SHO NAKANUMA Sho Nakanuma	Supervisory Director	August 29, 2003
/s/ EDWARD D. SEGAL Edward D. Segal	Chairman and Chief Executive Officer and Managing Director (Principal Executive Officer)	August 29, 2003
/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon	Senior Vice President and Chief Financial Officer and Managing Director, Designate (Principal Financial and Accounting Officer)	August 29, 2003

Metron Technology N.V.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
		Additions
COL. A	COL. B	COL. C		COL. D	COL. E
	(In Thousands)
Deducted from asset accounts:
Year ended May 31, 2001:
Allowance for doubtful accounts	$685	$2,400	$—	$224	$2,861

Inventory valuation allowance	$5,111	$4,932	$—	$1,796	$8,247

Deducted from asset accounts:
Year ended May 31, 2002:
Allowance for doubtful accounts	$2,861	$789	$—	$1,864	$1,786

Inventory valuation allowance	$8,247	$4,066	$—	$4,186	$8,127

Deducted from asset accounts:
Year ended May 31, 2003:
Allowance for doubtful accounts	$1,786	$241	$—	$892	$1,135

Inventory valuation allowance	$8,127	$1,504	$—	$1,369	$8,262

QuickLinks

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands except per share data)
METRON TECHNOLOGY N.V. CONSOLIDATED BALANCE SHEETS (Dollars in thousands except share and per share data)
METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
METRON TECHNOLOGY N.V. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)
METRON TECHNOLOGY N.V. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
OPTION/SAR GRANTS IN FISCAL 2003
Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Transactions
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
Metron Technology N.V. Schedule II—Valuation and Qualifying Accounts