Form 10-K/A
period 2003-05-31
METRON TECHNOLOGY N V
filed 2003-09-19
CIK 1095099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on July 29, 2003 as reported by the Nasdaq National Market, was approximately $30,797,000.  Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Shares, 0.44 EUR par value as of July 31, 2003 was 12,609,078.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Current Report on Form 8-K, filed the SEC on April 8, 2003.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 29, 2003, solely for the purpose of adding the employment agreement of Douglas J. McCutcheon, Senior Vice President and Chief Financial Officer of the Company, as Exhibit 10.50.  Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.      Financial Statements

The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page 34 of this Annual Report on Form 10-K.

2.      Financial Statement Schedules

The financial statement schedule “Schedule II—Valuation and Qualifying Accounts” is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

3.      Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description of Document
2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998
2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited
2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998
2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998
3.1(i)	Articles of Association of the Registrant and translation thereof
4.1(i)	Reference is made to Exhibits 3.1, 10.23, 10.24 and 10.26

4.2(i)	Specimen Common Share Certificate
4.3(viii)	Form of 8% Convertible Debenture
10.1(i)	1997 Supervisory Directors’ Stock Option Plan
10.2(i)	Form of 1997 Supervisory Directors’ Stock Option Agreement
10.3(i)	Amended and Restated Metron Technology N.V. Employee Stock Option Plan
10.4(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom)
10.5(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States)
10.6(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom)
10.7(i)

Aufhebungs und Ruhestandsvertrag (Cancellation and Early Retirement Agreement) between Metron Technology (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof

10.8(i)	Share Purchase Agreement (CME) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.9(i)	Share Purchase Agreement (CMK between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999
10.10(i)	Agreement to Terminate Joint Venture Agreements and Distribution Agreement between FSI International, Inc. and Metron Technology B.V. dated May 18, 1999
10.11(i)	FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.
10.12(i)	Distribution Agreement dated July 6, 1995 between Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now Metron Technology N.V.)
10.13(i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company
10.14(i)	Form of Employment Agreement among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal, Michael A. Grandinetti, Peter V. Leigh and Keith Reidy
10.17(i)	Metron Technology Employee Stock Purchase Plan
10.18(i)	T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997
10.19(i)	Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Trust

10.20(i)	T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997
10.21(i)	Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.22(i)	Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan
10.23(i)	Investors Rights Agreement dated July 6, 1995 among Metron Semiconductors Europa B.V. and the Investors as defined therein
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

10.43(v)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.44(v)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.

10.45(vi)	Employment Agreement dated November 1, 2001 among Metron Technology N.V., Metron Technology Corporation and Dennis Riccio
10.46(viii)	Subscription Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers.
10.47(viii)	Form of Common Share Warrant issued to the Purchasers.
10.48(viii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers.
10.49*	Amended and Restated Metron Technology Supplemental Stock Option Plan.
10.50	Employment Agreement dated January 27, 2003 among Metron Technology N.V., Metron Technology Distribution Corporation and Douglas J. McCutcheon
16.1(vii)*	Letter, dated as of September 14, 2001, from KPMG LLP, the Registrant’s former accountants, to the Securities and Exchange Commission.
21.1(i)*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants
23.2*	Consent of KPMG LLP, independent auditors
24.1*	Power of Attorney (included on signature page)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a.)
32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
99.1(ii)	Press Release, dated as of March 3, 2000, entitled “Metron Technology Acquires Critical Parts Cleaning Business”

(i)  Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)  Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)  Incorporated by reference from the Company’s Form 10-K/A, filed with the Commission on September 15, 2000 and incorporated herein by reference.

(iv)  Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on January 16, 2001, and incorporated herein by reference.

(v)  Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 2, 2001, and incorporated herein by reference.

(vi)  Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 15, 2002, and incorporated herein by reference.

(vii)  Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2002, and incorporated herein by reference.

(viii)  Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

*  Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on August 29, 2003, and incorporated herein by reference.

**  Furnished as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on August 29, 2003, and incorporated herein by reference, and, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K:

The Company’s current report on Form 8-K filed the SEC on April 8, 2003, describing and furnishing the press release announcing our earnings for the fiscal quarter ended February 28, 2003, which press release included our condensed consolidated balance sheets and condensed consolidated statements of operations for the period.

(c)   See Exhibits listed under Item 14(a)(3).

(d)   Not applicable. See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on September 18, 2003.

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

Signature	Title	Date

*	Supervisory Director	September 18, 2003
Robert R. Anderson

*	Supervisory Director	September 18, 2003
Joel A. Elftmann

*	Supervisory Director	September 18, 2003
Bruce M. Jaffe

	*	Supervisory Director	September 18, 2003
Sho Nakanuma

	/s/ EDWARD D. SEGAL	Chairman and Chief Executive Officer
	/s/ Edward D. Segal	and Managing Director
		(Principal Executive Officer)	September 18, 2003

	/s/ DOUGLAS J. McCUTCHEON	Senior Vice President and Chief
	/s/ Douglas J. McCutcheon	Financial Officer and Managing Director,
Designate
		(Principal Financial and Accounting Officer)	September 18, 2003

*By:	/s/ Edward D. Segal
Edward D. Segal
Attorney-in-Fact