Form 10-Q
period 2003-08-31
METRON TECHNOLOGY N V
filed 2003-10-15
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

4425 Fortran Drive San Jose, California 94134-2300
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2003
Common shares, par value EURO 0.44 per share	12,647,078

METRON TECHNOLOGY N.V.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share data)

	Three months ended
	August 31, 2002	August 31, 2003

Net revenue	$64,320	$46,938
Cost of revenue	52,890	37,356
Gross profit	11,430	9,582
Selling, general and administrative	14,250	12,884
Research, development and engineering	—	307
Restructuring costs	—	1,122
Other operating income, net of associated costs	1,354	—
Operating loss	(1,466)	(4,731)
Equity in net income (loss) of joint ventures	17	(51)
Other expense, net	(462)	(307)
Loss before income taxes	(1,911)	(5,089)
Provision for income taxes	508	93
Net loss	$(2,419)	$(5,182)

Loss per common share
Basic and diluted	$(0.19)	$(0.41)

Weighted average number of shares
Basic and diluted	13,038	12,609

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Three months ended
	August 31, 2002	August 31, 2003

Net loss	$(2,419)	$(5,182)
Other comprehensive income (loss)
Foreign currency translation	1,378	(1,344)
Gain from foreign currency forward contracts	443	—
	1,821	(1,344)
Comprehensive loss	$(598)	$(6,526)

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	May 31, 2003	August 31, 2003

ASSETS
Cash and cash equivalents	$12,179	$12,601
Accounts receivable	38,168	36,222
Loan to officer/shareholder	110	110
Inventories	38,131	37,646
Prepaid expenses and other current assets	14,124	12,843
Total current assets	102,712	99,422
Property, plant and equipment, net	24,921	22,888
Other assets	854	893
Total assets	$128,487	$123,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$21,511	$20,028
Amounts due to affiliates	8,711	9,205
Accrued wages and employee-related expenses	5,231	4,712
Deferred revenue	4,496	5,635
Short-term borrowings and current portion of long-term debt	13,261	8,997
Amounts payable to shareholders	170	169
Other current liabilities	12,491	11,632
Total current liabilities	65,871	60,378
Long-term debt, excluding current portion	1,662	1,741
8% Convertible debentures	—	1,288
Other long-term liabilities	3,148	2,804
Total liabilities	70,681	66,211

Commitments	—	—

Shareholders’ equity:
Preferred shares	—	—
Common shares and additional paid-in capital	41,285	46,997
Retained earnings	17,577	12,395
Cumulative other comprehensive loss	(443)	(1,787)
Treasury shares	(613)	(613)
Total shareholders’ equity	57,806	56,992
Total liabilities and shareholders’ equity	$128,487	$123,203

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended
	August 31, 2002	August 31, 2003

Cash flows used for operating activities:
Net loss	$(2,419)	$(5,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,279	1,342
Provision for doubtful accounts	(57)	—
Gain on modification of Entegris distribution agreement	(1,354)	—
Deferred income taxes	428	—
Restructuring costs	—	450
Other	(16)	48
Changes in assets and liabilities:
Accounts receivable	(993)	1,911
Inventories	3,994	340
Prepaid expenses and other current assets	(832)	1,318
Accounts payable	(3,206)	(1,486)
Amounts due affiliates	714	495
Accrued wages and employee-related expenses	124	(408)
Deferred revenue	(3,414)	1,139
Other current liabilities	(496)	(859)
Net cash flows used for operating activities	(6,248)	(892)

Cash flows from (used for) investing activities:
Additions to property, plant and equipment	(1,649)	(512)
Proceeds from the sale of property, plant and equipment	97	—
Other assets	55	(157)
Other long-term liabilities	118	(423)
Net cash flows used for investing activities	(1,379)	(1,092)

Cash flows from (used for) financing activities:
Reductions of short-term borrowings	(633)	(4,245)
Proceeds from issuance of long-term debt	32	103
Proceeds from issuance of 8% convertible debentures	—	7,000
Principal payments on long-term debt	(745)	(41)
Payments to shareholders	(62)	(43)
Proceeds from issuance of common shares	70	—
Net cash flows from (used for) financing activities	(1,338)	2,774

Effect of exchange rate changes on cash and cash equivalents	1,106	(368)
Net change in cash and cash equivalents	(7,859)	422
Beginning cash and cash equivalents	19,949	12,179
Ending cash and cash equivalents	$12,090	$12,601

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. (“Metron” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation.  Historical results are not necessarily indicative of the results the Company expects in the future.  This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2003 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the SEC.

Liquidity

For the fiscal year ended May 31, 2003, and the fiscal quarter ended August 31, 2003, the Company incurred net losses of $26.7 million and $5.2 million, respectively. As of August 31, 2003, the Company had $12.6 million of cash and cash equivalents and $9.0 million of short-term borrowings of which $7.5 million were under its various lines of credit. All lines of credit are payable on demand or subject to periodic, generally annual, review.

Metron operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. The Company has substantially completed a significant shift in its focus to expand its capability to manufacture and rebuild certain legacy equipment in addition to supporting its continuing distribution activities for both the equipment and materials divisions.  The Company has acquired the rights from certain original equipment manufacturers (OEMs) to build and sell certain legacy products and to provide continuing manufacturing capability and field support to the OEMs’ customer base for those products.

The Company currently anticipates that its available cash resources, which comprise cash and cash equivalents (including the net proceeds from the Company’s August 2003 issuance of $7.0 million in principal amount of convertible debentures due 2007), amounts available under its credit facilities (giving effect to the July 2003 renewal of the $3.8 million Royal Bank of Scotland facility) and anticipated cash from operations, will be sufficient to meet the Company’s anticipated cash requirements through fiscal 2004, including the repayment in mid-November of the outstanding balance under the Compass Bank facility (which was $3.9 million as of August 31, 2003). However, if the Company’s revenues are lower than expected or its expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, the Company’s available cash resources, including amounts available under its credit facilities, may not be sufficient for the Company’s cash requirements. In addition, existing and potential customers and vendors may take actions that could further harm the Company’s liquidity position if they believe that the Company’s cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. If the Company does not succeed in raising additional financing, if any, when needed, the Company may not be able to meet its intended business objectives.

Loss Per Share

Basic and diluted loss per common share calculations are based on the weighted-average number of common shares outstanding in each period, and were 13,038,000 shares and 12,609,000 shares at August 31, 2002 and 2003, respectively.

Options to purchase 3,834,000 and 4,484,000 common shares of the Company were excluded from the calculation of diluted earnings per share for the three month periods ended August 31, 2002 and 2003, respectively, because their effect was anti-dilutive. Approximately 1,847,000 common shares that pertain to the convertible debentures if converted (excluding shares that may be issued in payment of interest) and approximately 867,000 shares issuable upon exercise of warrants issued in conjunction with the convertible debentures were excluded from the computation because their effect was anti-dilutive for the fiscal quarter ended August 31, 2003.

Revenue Recognition

The Company’s revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).

The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by future installation and warranty services is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, the entire transaction or a portion of the residual amount attributable to the equipment itself is deferred.  Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer’s acknowledgement that the equipment is available for production use. Warranty revenue is recognized ratably over the applicable warranty period.  Generally, the Company warrants products sold to customers to be free from defects in material and workmanship for up to two years. Occasionally the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment.  The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as it acquires rights to do so from OEMs that no longer intend to build the legacy equipment.  Revenues from the sale of legacy equipment are recognized upon customer acceptance.  To date, revenues from the sale of legacy equipment has not been significant.

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

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31, 2003	August 31, 2003
	(Dollars in thousands)

Equipment, spare parts and material inventory	$37,250	$35,742
Delivered equipment pertaining to deferred revenue	881	1,904
Inventories	$38,131	$37,646

Deferred Warranty Revenue

Most equipment sales include a portion of the sale represented by the fair value of future warranty revenue.  The warranty revenue is deferred when the equipment is delivered to customers and recognized ratably over the warranty period.  Deferred warranty revenue activity was as follows:

	For the year ended May 31, 2003	For the quarter ended August 31, 2003
	(Dollars in thousands)

Balances at beginning of the period	$5,006	$2,589
Warranty revenue deferred on equipment sales	3,368	830
Warranty revenue recognized	(6,661)	(524)
Foreign exchange effect	876	(86)
Balances at the end of the period	$2,589	$2,809

Accounting for Stock Options

The Company uses the intrinsic value-based method under the provisions of Accounting Principles Board No. 25 to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure (an amendment of SFAS 123).

The following pro-forma information has been prepared as if the Company had accounted for its stock options and Employee Stock Purchase Plan (ESPP) using the fair value accounting method established by SFAS 123. Additional compensation expense arising from the application of SFAS 123 has been estimated using the Black-Scholes option valuation method from the date of grant. For purposes of the pro forma disclosures below, additional compensation cost is amortized to expense over the options’ vesting period.

(Dollars in thousands, except per share data)	August 31, 2002	August 31, 2003
Net loss:
Net loss as reported	$(2,419)	$(5,182)
Fair value of stock based employee compensation expense (a) (b)	809	671
Stock based employee compensation expense in the financial statements as reported	—	—
Pro forma net loss	$(3,228)	$(5,853)

Loss per common share
Basic and diluted
As reported	$(0.19)	$(0.41)
Pro forma	$(0.25)	$(0.46)

(a)                                  Based on the following assumptions for stock option grants in the three-month periods ended August 31, 2002 and 2003: risk-free weighted average interest rates of 4.27% and 2.38%, respectively; weighted average expected option lives of 5.0 years for all years; and no dividend yield in each year.  A volatility of 83% has been used for both three-month periods ended August 31, 2002 and 2003, respectively.

(b)                                 Based on the following assumptions for the ESPP in the three-month period ended August 31, 2002: risk-free weighted average interest rate of 1.86% with a volatility of 83%; weighted average expected option lives of 6 months; and no dividend yield.  During the three-month period ended August 31, 2003, there was no ESPP activity.

2.                                      CONVERTIBLE DEBENTURES

In August 2003, the Company issued convertible debentures for $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  The debentures are convertible into approximately 1,847,000 common shares of the Company at any time after the closing date based on a per-share price equal to $3.79, which is 110% of the average of the volume weighted average of the prices for the common shares of the Company as listed on NASDAQ for ten days prior to and including August 20, 2003. The quarterly interest is payable at the Company's option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeds $10.34, subject to certain conditions.  After February 25, 2007, the remaining balance of the debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

The Company granted the purchasers and the placement agent of the convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One half of the warrants are exercisable at $3.97, with the remaining warrants being exercisable at $4.31.  Additionally, the Company paid a fee of $287,000 to the placement agent, which will be amortized over the life of the debentures. All warrants are exercisable for a four-year period after August 2003.

The convertible debentures and warrants were recorded at their relative fair values.  The fair value of the debt was determined to be $4.7 million.  The fair value assigned to the warrants was determined using the Black Scholes option pricing model and approximately $2.3 million was recorded as a discount of the debt and as an increase in shareholders’ equity.  In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend because the conversion price of the convertible debentures, after taking into account the fair value of the warrants, was less than the closing price of the Company’s common shares, which was $4.34 per share on the closing date.  The deemed dividend of approximately $3.4 million was recorded as a further discount to the debentures and an increase to shareholders’ equity.  The interest discount will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method.  The following table summarizes the valuation of the convertible debentures.

(Dollars in thousands)	August 31, 2003

8% convertible debentures principal	$7,000
Less: Interest discount included in shareholders’ equity:
Fair value of warrants	2,348
Deemed dividend	3,364
8% convertible debentures	$1,288

3.                                      RESTRUCTURING COSTS

During the fourth quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to terminate additional employees and abandon certain facilities.  During its first quarter of fiscal 2004, the Company terminated 27 employees; the equipment solutions division terminated 18 employees, the fab solutions division terminated 5 employees, and 4 terminated employees were part of finance and administration. Remaining accrued personnel costs as of August 31, 2003 will be paid by May 2004.  Additionally, the Company incurred approximately $614,000 of restructuring costs in the equipment solutions segment, of which $164,000 pertained to the cost of the abandonment of leased facilities in Scotland, which will expire in 2011, and $450,000 pertained to leasehold improvements and certain fixed assets of the Scotland facility.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

The following table summarizes the restructuring costs and remaining accrued liabilities, of which $2,127,000 is included in current liability and $570,000 is included in other long-term liability.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
Balances, May 31, 2003	$607	$2,098	—	$2,705
Amounts accrued	508	164	450	1,122
Non-cash reductions	—	—	(424)	(424)
Amounts paid	(310)	(396)	—	(706)
Balances, August 31, 2003	$805	$1,866	$26	$2,697

4.             SEGMENT AND GEOGRAPHIC DATA

Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. For the past three fiscal years, we were organized into two worldwide operating divisions, materials and equipment. However, our portfolio of products and services is focused on delivering outsource solutions to the semiconductor industry.  Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating divisions, Equipment Solutions and Fab Solutions.  Previously reported amounts have been reclassified to conform with the new presentation. Reportable segments are the equipment solutions division, which includes, equipment sales, spare part sales and equipment service; the fab solutions division, which includes materials components used in construction and maintenance, parts cleaning, and certain specialized process chemicals; and other, which includes finance, administration and corporate functions.

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

Segment information

	Equipment Solutions Division	FAB Solutions Division	Other	Total
	(Dollars in thousands)
Three months ended August 31, 2002, reclassified
Net revenues	$24,256	$40,064	$—	$64,320
Income (loss) before income tax	$(529)	$3,859	$(5,241)	$(1,911)

Three months ended August 31, 2003
Net revenues	$15,356	$31,582	$—	$46,938
Restructuring costs	$858	$24	$240	$1,122
Income (loss) before income tax	$(1,054)	$1,130	$(5,165)	$(5,089)
Assets at August 31, 2003	$48,641	$58,990	$15,572	$123,203

Geographic information

	Three months ended

	August 31, 2002	August 31, 2003
	(Dollars in thousands)
Net revenues :
United States	$19,857	$14,904
Germany	7,178	6,957
Singapore	11,747	4,953
France	6,238	4,521
Israel	3,825	3,739
United Kingdom	4,727	3,079
The Netherlands	2,627	2,069
Hong Kong	2,454	246
Other nations	5,667	6,470
Geographic totals	$64,320	$46,938

	May 31, 2003	August 31, 2003
	(Dollars in thousands)
Fixed assets, net:
The Netherlands	$11,207	$10,479
United Kingdom	4,731	3,947
United States	2,590	2,648
Singapore	2,584	2,394
Other nations	3,809	3,420
Geographic totals	$24,921	$22,888

5.             SUBSEQUENT EVENTS

On September 18, 2003, the Company announced that it had completed its acquisition of the Eclipse® physical vapor deposition equipment product line from Tokyo Electron Ltd. (“TEL”). A Letter of Intent to reach this agreement was previously announced on July 10, 2003.

In consideration for this acquisition, Metron Technology Distribution Corporation (MTDC), a wholly owned subsidiary of the Company, issued to TEL a promissory note in the principal amount of approximately $7.7 million, primarily for the purchase of Eclipse® inventory.  As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL’s net book value of fixed assets acquired.  Additionally, MTDC entered into a license agreement providing for royalty payments over a 5 year period totaling $6.0 million and entered into a sublease for the facility used by TEL in connection with the business.  This acquisition will be accounted for under the purchase method of accounting in the fiscal quarter ended November 30, 2003.

6.             RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first reporting period ending after December 15, 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, filed with the SEC on August 29, 2003. This discussion of fiscal 2003 and 2004 refers to the fiscal quarters which ended on August 31 of each fiscal year.

Overview

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 29% of our shares as of August 31, 2003, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control and purchased Transpacific Technology Corporation (TTC) and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers’ representative company and expanded into the equipment distribution business in 1990.  In July 1998, we acquired T.A. Kyser Co. (Kyser) in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The Company also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000.  Intec is a distributor of cleanroom products and a manufacturer of cleanroom garments, and Intec sells these products in Singapore and Malaysia.  In March 2002, we purchased the AG Associates rapid thermal processing (RTP) product line from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. The transaction has been accounted for as a purchase. In September 2003, we acquired the Eclipse physical vapor deposition line from Tokyo Electron Limited (TEL).

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

For each of our first fiscal quarters in 2003 and 2004, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies that we represent, who we refer to as our suppliers. As of August 31, 2002 and 2003, of our total revenue, the sale of products manufactured by FSI represented 10.8% and 1.7%, respectively, the sale of products manufactured by Entegris represented 14.5% and 15.3%, respectively, and the sale of products manufactured by Cabot Microelectronics represented 15.6% and 5.4%, respectively.

In addition, FSI and Entegris are our two largest shareholders and held 16.8% and 12.4%, respectively, of our outstanding shares as of August 31, 2003. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue for at least the next five years.

During January 2001, the Company and Entegris, one of the Company’s suppliers and shareholders, entered into an agreement to modify their existing distribution relationship.  In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe.  In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris’ Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The new distribution agreement is in effect until August 31, 2005. The Company recorded a total gain of $8.4 million in other operating income on a straight-line basis from February 2001 through August 2002.

In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore.  The effective date of the transition was June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $8.8 million and $1.3 million for the three-month periods ended August 31, 2002 and 2003, respectively.  In accordance with the distribution agreement, Cabot purchased the remaining inventory at the Company’s carrying value at June 1, 2003.

In October 2002, the Company and FSI entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $7.5 million and $0.7 million for the quarters ended August 31, 2002 and 2003, respectively.

We operate in all areas of the world in which there is a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three-month periods ended August 31, 2002 and 2003:

	Three months ended
	August 31, 2002	August 31, 2003
	(Dollars in thousands)

Net revenue
Europe	$27,416	$23,783
Asia	17,048	8,251
United States	19,856	14,904
Total net revenue	$64,320	$46,938

	Three months ended
	August 31, 2002	August 31, 2003
	(Percentage of net revenue)

Net revenue
Europe	42.6%	50.7%
Asia	26.5	17.6
United States	30.9	31.7
Total net revenue	100.0%	100.0%

For the past three fiscal years, we were organized into two worldwide operating divisions, materials and equipment. However, our portfolio is focused on delivering outsource solutions to the semiconductor industry.  Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating divisions, Equipment Solutions and Fab Solutions.

Equipment Solutions are focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and early generation equipment. Many innovative, specialized semiconductor equipment manufacturers lack sufficient infrastructure to market, sell and support their products in a global market.  We believe that our experienced, global organization will be key to the introduction and continued support of these advanced technologies in the industry. Over the last several years, under license from original equipment manufacturers (OEMs), we have begun to market, sell, manufacture and support early generation semiconductor equipment.  Our outsource offering to OEMs allows them to concentrate on the development of new generation equipment and maintain critical levels of support for mature equipment. Our focus on early generation equipment ensures customer satisfaction through an extended product life cycle.  We refer to the early generation equipment as the Legends Product Line.  Early generation equipment remains fundamental for many semiconductor manufacturers today.  As the installed equipment base matures, access to critical technical expertise and repair capability can deteriorate.  We provide the continued availability of service, spares and manufacturing capability for mature capital equipment.

Fab Solutions represents a new outsourcing model for the semiconductor industry.  Fab Solutions are solely focused on the needs of the semiconductor fab.  Through an extensive network of preferred suppliers and branded services, we are able to offer our customers a comprehensive portfolio to address the critical, non-core functions of the fab.  Our Fab Solutions model allows our customers to streamline the supply chain while maintaining the flexibility to manage varying market conditions. By outsourcing the critical, non-core areas of the fab, customers can focus valuable resources on developing competitive technologies.  Our fab solution division derives the majority of its revenue from sales of materials and components. The remainder of the division’s revenue comes from parts cleaning services, other outsourcing services and commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing, and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

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

Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation and warranty services is deferred and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the terms of the transaction, we also defer the entire transaction or a portion of the residual amount attributable to the equipment itself. The installation and warranty revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment and to maintain the equipment during the warranty period. The estimated time is valued using the fair value of our service rates in each country.  We review the adequacy of our estimates periodically and revise them as necessary.  We recognize deferred installation revenue and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab. We recognize deferred warranty revenue ratably over the warranty period.

We continue to expand our capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment.  Revenues from the sale of legacy equipment are recognized upon customer acceptance.  To date, revenues from the sale of legacy equipment has not been significant.

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

Goodwill.    As a result of some of our business acquisitions, we had as of May 31, 2002, approximately $8.3 million in goodwill remaining after amortizing $1.2 million and $1.3 million of goodwill during fiscal 2001 and 2002, respectively.  With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of June 1, 2002, goodwill was not amortized during fiscal 2003.  In lieu of amortization, we were required to perform an impairment review of our goodwill.  Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company’s restructuring activities and an agreement providing for the early termination of the FSI distribution agreement, the Company performed an interim assessment of the carrying value of goodwill during its second quarter ended November 30, 2002.  The result of both assessments indicated that the carrying value of the Company’s goodwill was not impaired.

However, the Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) had been below its net book value (NBV) since July 2002, and was substantially below NBV throughout the eight-month period ended February 2003.  As a result, the comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill had been completely impaired.  Accordingly, the Company charged $8.3 million, the entire carrying value of goodwill, to the Company’s statement of operations during its third quarter of fiscal 2003.

Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance. During our fourth quarter of fiscal 2003, we provided a valuation allowance for all of our deferred tax assets.

Results of Operations

During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses for fiscal 2002. We believed that, despite short-term slowdowns, the semiconductor industry had long-term growth opportunities. As a result, we believed we had to maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003.  As a result, we announced in October 2002 plans to reduce our number of employees by approximately 125 in addition to the approximately 90 employees we expected to be transferred to FSI as part of the termination of our distribution agreement with FSI.  As of May 31, 2003, we had terminated 125 employees, and on March 1, 2003, we transferred 93 employees to FSI.  During our first quarter of 2004, we terminated 27 additional employees. We expect that revenue for the second quarter of fiscal 2004 will be approximately the same as our revenue for the first quarter of fiscal 2004.

Our quarterly operating results have fluctuated significantly and are likely to continue to fluctuate significantly due to a number of factors including:

•              the timing of significant customer orders and customer spending patterns;

•              the timing of product shipments by our suppliers;

•              the loss of any significant customer or supplier;

•              the timing of new product and service announcements by our suppliers and their competitors;

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

•              changes in pricing by us, our suppliers or our competitors;

•              changes in currency valuations relative to the U.S. dollar;

•              costs we may incur if we become involved in future litigation; and

•              other factors, many of which are beyond our control.

The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three-month periods ended August 31, 2002 and 2003.

	Three months ended
	August 31, 2002	August 31, 2003

Net revenue	100.0%	100.0%
Cost of revenue	82.2	79.6
Gross margin	17.8	20.4
Selling, general and administrative	22.2	27.4
Research, development and engineering	—	0.7
Restructuring costs	—	2.4
Other operating income, net of associated costs	2.1	—
Operating margin	(2.3)%	(10.1)%

The following table shows our equipment solutions division and fab solutions division revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended
	August 31, 2002	August 31, 2003
	(restated)
Net revenue (Dollars in millions)
Equipment solutions division	$24.3	$15.3
Fab solutions division	40.0	31.6

Net revenue (Percent of total revenue)
Equipment solutions division	37.7%	32.7%
Fab solutions division	62.3	67.3

Gross margin
Equipment solutions division	15.8%	21.6%
Fab solutions division	19.0	19.9

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

Net Revenue

Equipment solutions division.  The equipment division’s net revenue for the three months ended August 31, 2003 was $15.3 million, a decrease of $9.0 million or 36.7% from the three months ended August 31, 2002. Revenues in the first quarter of fiscal 2004 for the equipment solutions division, when compared to the first quarter of fiscal 2003, were substantially lower primarily due to the slowdown of the semiconductor equipment industry and the loss of the FSI product line in all areas of the world, except Israel. Specialty equipment revenues more than doubled in the first quarter of 2004 for Europe, while specialty revenues in the United States and Asia declined. Additionally, revenue from both legend equipment and spare parts declined, while commission revenue increased for the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003.

Fab solutions division.  The fab solutions division’s net revenue for the three months ended August 31, 2003 was $31.6 million, a decrease of $8.4 million or 21.2% from the three months ended August 31, 2002. Revenue from our parts cleaning units was slightly higher, while revenue from commissions was flat, however, lower revenue generated by the materials unit and the loss of the Cabot product line in all areas of the world, except Israel, were the primary causes of the decline. Geographically, the division’s revenues were slightly lower in the United States, but revenues in Europe and Asia were lower when compared to the three months ended August 31, 2002. The revenue for the materials component of the division tends to track wafer starts, which is the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using.  Both metrics, while weak, have been improving over their normal seasonal rates.

Gross Margins

Equipment solutions division.  The division’s gross margin of 21.6% increased from 15.8% for the three months ended August 31, 2003, compared to the three months ended August 31, 2002. The increase was primarily due to the increase in commission revenue.  Of the improvement in gross margins approximately 210 basis points pertained to sale of products where costs had been previously written down.  Margins from the specialty equipment component contributed to the increase primarily because of the first quarter of fiscal 2004 has a lower proportion of low margin sales generated from the sale of FSI equipment.  Margins for service improved while spare parts margins declined, primarily as a result lower margins resulting from the sale of the remaining FSI spare parts inventory. Geographically, margins improved in both the United States and Asia, but declined in Europe.

Fab solutions division.  The gross margin of the fab solutions division increased 90 basis points for the three months ended August 31, 2003, compared to the three months ended August 31, 2002.  While margins for the materials component slightly decreased, improved margins from parts cleaning units were the primary reason for the overall increase for the division.  Geographically, margins improved in all regions of the world.

Expenses

Selling, general and administrative.  SG&A expenses for the three months ended August 31, 2003 were $12.9 million, down $1.4 million from the $14.3 million incurred in the three months ended August 31, 2002. The decrease in SG&A was primarily due to $0.8 million of reductions in salaries and other employment-related costs. Additionally, the increase in the value of the EURO and British Pound caused approximately $0.5 million of the increase in SG&A costs in the fiscal quarter ended August 31, 2003 when compared to the first quarter of the prior fiscal year.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. About 56% of SG&A expenses consist of salaries and other employment-related costs.

Research, development and engineering.  During the fourth quarter of fiscal 2003, we hired engineers and technicians to support our internally manufactured equipment for both specialty and legend equipment.

Restructuring costs.  During the fourth quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce additional employees and abandon certain facilities.  During our first quarter of fiscal 2004, the Company terminated 27 employees; the equipment solutions division terminated 18 employees, the fab solutions division terminated 5 employees, and 4 terminated employees were part of finance and administration. Accrued personnel costs remaining will be paid by May 2004.  Additionally, the Company incurred approximately $614,000 of restructuring costs in the equipment solutions segment, of which $164,000 pertained to the cost of the abandonment of leased facilities in Scotland which will expire in 2011, and $450,000 pertained to leasehold improvements and certain fixed assets of the Scotland facility.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

Other operating income, net of associated costs.  During 2001, we entered into an agreement with Entegris to modify our then existing distribution relationship whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In March 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris’ Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The new distribution agreement will be in effect until August 31, 2005.  The total gain from the consideration for the modification of the distribution agreement amounted to $8.4 million, which has been recognized on a straight-line basis as other operating income over the period from the date of the modification from February 2001 through August 31, 2002.

Other expense, net.  The following table summarizes the components of other expense for indicated periods:

	Three months ended
	August 31, 2002	August 31, 2003
	(Dollars in thousands)
Foreign exchange — related costs	$(228)	$(70)
Interest income	36	7
Interest expense	(259)	(233)
Miscellaneous expense	(11)	(11)
Other expense	$(462)	$(307)

We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended August 31, 2002 and August 31, 2003, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.  During the first quarter of fiscal 2004, the foreign exchange loss primarily pertained to the cost of hedging the Israel Shekel.  The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.

Interest income represents primarily earnings on our available cash balances. Our interest expense for the same periods decreased primarily as the result of reduced borrowings.  Interest expense will increase each quarter, beginning with our second fiscal quarter in 2004, from the accretion of non-cash flow interest discount, which resulted from the $2.3 million for the fair value of the warrants, and $3.4 million from the deemed dividend from obtaining $7.0 million of convertible debentures.

Provision for income taxes.  In the fourth quarter of fiscal 2003, we established a valuation allowance for all of our deferred tax assets, due to the uncertainty of our ability to generate sufficient taxable income to realize net deferred tax assets.  For the first quarter of fiscal 2004, the overall tax provision of $0.1 million represents the tax for profitable entities in Singapore.

Liquidity and Capital Resources

We define liquidity as our ability to generate resources to pay our current obligations and to finance our operations in line with our business plan. Our principal requirement for capital is for working capital to finance receivables and inventories, and to a lesser extent to fund major capital expenditures such as parts cleaning facilities.

During fiscal 2003, our principal sources of liquidity were cash flow from operations and bank borrowings. However, in August 2003, we obtained $7.0 million from the issuance of convertible debentures in February 2007. Our working capital, current assets less current liabilities, at May 31, 2003 was $36.8 million, compared to $39.0 million at August 31, 2003.  Our current ratio, current assets divided by current liabilities, was 1.6 at both May 31, 2003 and August 31, 2003.

Operating Activities. In the three months ended August 31, 2003, we used cash totaling $0.9 million in our operating activities. Our net loss plus non-cash income statement items totaled $(3.3) million, which was partially offset by the positive cash flow of $2.4 million from changes in assets and liabilities, primarily from a reduction of accounts receivable and prepaid expenses and other current assets.  In the three months ended August 31, 2002, we used cash totaling $6.2 million in our operating activities.  Of this amount, the net change in assets and liabilities represented $4.1 million.  Within this amount, deferred revenue decreased by a net $3.4 million, all of which represented revenue from the sale of a single piece of equipment that was previously deferred.  Our net loss plus non-cash income statement items totaled $(2.1) million.

Investing Activities.  Our capital expenditures for property, plant and equipment for the first quarters of fiscal 2003 and 2004 totaled $1.6 million and $0.5 million, respectively.  In our first fiscal quarters of 2003 and 2004, we invested $0.6 million and $0.1 million, respectively, in our new operations management information system. To date, we have invested $8.6 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 24 months. We expect that our capital expenditures in fiscal 2004 will total approximately $1.5 million.

Financing Activities. In August 2003, the Company issued convertible debentures due in February 2007 in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  In August 2003, Compass Bank agreed to extend the existing credit facility with a reduced availability of $4.0 million through November 2003.  As part of the extension, Compass Bank modified the covenant of which the Company was in violation at May 31, 2003, and the Company made a payment of $3.0 million from the proceeds from the sale of the convertible debentures.  The total reduction of short-term borrowings was $4.2 million for the quarter.

During the first quarter of fiscal 2003, we repaid $0.6 million on our short-term borrowing facilities.  We also repaid during this quarter $0.7 million of our long-term debt, the majority of which was the repayment of the mortgage on our building in Scotland.  In addition, we received $0.1 million from stock purchases through our employee stock purchase plan and from the exercise of stock options by our employees.

Current and future liquidity position. As of August 31, 2003, we had $12.6 million of cash and cash equivalents and $9.0 million of short-term borrowings, of which $7.5 million are under our various lines of credit.  We believe that our available cash resources, which comprise cash and cash equivalents (including the net proceeds from our August 2003 issuance of $7.0 million in principal amount of convertible debentures due 2007), amounts available under our credit facilities (giving effect to the July 2003 renewal of our $3.8 million Royal Bank of Scotland facility) and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004, including the repayment in mid-November of the outstanding balance under the Compass Bank facility (which was $3.9 million as of August 31, 2003). However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate.  Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. If the Company does not succeed in raising additional financing, if any, when needed, the Company may not be able to meet its intended business objectives.  In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests.   In August 2003, Compass Bank agreed to extend our facility with a reduced availability of $4.0 million through mid-November 2003. As part of this extension, Compass Bank modified the covenants of which we were in violation as of May 31, 2003, and we made a payment of $3.0 million to Compass Bank from the proceeds of our August 2003 issuance of $7.0 million in principal amount of convertible debentures due in February 2007. Unless Compass Bank agrees to a further extension of the facility, the outstanding balance of the facility must be repaid in mid-November 2003. We intend to continue to pursue discussions with alternative lenders to replace the Compass Bank facility prior to mid-November 2003. However, while we believe that we will be able to enter into a credit facility with another lender to replace the Compass Bank facility and that we will have sufficient cash resources to repay the Compass Bank facility when due if necessary, we cannot assure you that the Compass Bank facility or an alternative credit facility will be available to us after mid-November 2003 on favorable terms, or at all.

We intend to continue to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities and to continue to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. While we anticipate that we will be able to comply with covenants in our credit facilities, we cannot give any assurance that we can comply with the covenants of our existing credit facilities. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

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

In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flow from operations is subject to the risks and uncertainties discussed under Part II—Item 5; Risk Factors—Risks Related to Metron. These risks include, in particular, our dependence upon a few key suppliers and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products and collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns.

Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed under Part II—Item 5; Risk Factors—Risks Related to Metron and elsewhere in this Report on Form 10-Q.

The following table summarizes our contractual cash obligations as of August 31, 2003 and includes the $7.0 million of convertible debentures as long-term debt:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)

Long-term debt including current portion	$1,800	$138	$1,074	$588	$—
8% Convertible debentures	7,000	—	—	7,000	—
Short-term borrowing obligations	8,859	8,859	—	—	—
Operating lease obligations	18,264	4,251	7,432	3,855	2,726
Commercial commitments	18,152	18,152	—	—	—
Deferred credits and other long-term liabilities	2,717	169	445	—	2,103
Total contractual obligations and commercial commitments for cash	$56,792	$31,569	$8,951	$11,443	$4,829

Transactions with related parties:

Two of Metron’s shareholders, FSI and Entegris, owned approximately 16.8%, and 12.4%, respectively, of the outstanding shares of the Company as of August 31, 2003. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the quarters ended August 31, 2002 and 2003, such purchases totaled approximately $10.9 million and $4.0 million, respectively. Sales to these shareholders during the first quarter of fiscal 2004 were $0.3 million. At May 31, 2003 and August 31, 2003, amounts payable to these shareholders were $8.7 million and $9.2 million, respectively. At May 31, 2003 and August 31, 2003, amounts receivable from these shareholders were $0.9 million and $0.5 million, respectively.

In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement (TIA) with the Company as part of its acquisition of Transpacific Technology Corporation.  At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a “controlled foreign corporation” under Subpart F of the US Internal Revenue Code (Subpart F), and as a “US person” the officer/director was liable for personal income tax on income imputed to him under Subpart F.  Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $0.3 million. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded a reserve of $0.2 million against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

The following table summarizes our material borrowing facilities as of August 31, 2003:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Amount Available	Recent Interest Rate
	(Dollars in thousands)
Compass Bank	$4,000	$3,423	$577	3.8%
HSBC	2,000		2,000	2.75 to 5%
Deutsche Bank	2,718	198	2,520	3.0 to 8.5%
Royal Bank of Scotland	3,626	1,350	2,276	5.5%
Bank Leumi	1,607	997	610	2.1%
All Others	3,334	1,544	1,790	3.7 to 9.8%
Total	$17,285	$7,512	$9,773

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

Market Risk

At August 31, 2003, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
(Dollars in thousands)

Euro	1,926	97	1.09	$(131)	October 2003
Israeli Shekel	—	7,152	4.51	(43)	October 2003
Singapore Dollar	434	197	1.75	—	September 2003
				$(174)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Effect of Currency Exchange Rate and Exchange Rate Risk Management” and “Market Risk” under Part I, Item 2 of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (1) were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared and (2) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  On August 25, 2003, the Company completed the sale of $7,000,000 aggregate principal amount of 8% convertible debentures (the “Debentures”) and warrants to purchase up to 811,594 of the Company’s common shares (the “Warrants”) to certain investors pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder (the “Financing”). The Company received gross proceeds of approximately $7,000,000 from the Financing, $3,000,000 of which was used to repay short-term indebtedness, with the remainder expected to be used for working capital. The following investors purchased the Debentures and the Warrants: Midsummer Investment, Ltd., Omicron Master Trust, Islandia, L.P., Enable Growth Partners, L.P., J. M. Hull Associates, L.P. and S.F. Capital Partners Ltd.

The Debentures mature on February 25, 2007, bear interest at the rate of 8% per annum and are convertible into 1,846,964 of the Company’s common shares at a per share conversion price of $3.79. The conversion price of the Debentures is subject to limited anti-dilution adjustments under certain circumstances.  The Company is entitled to issue common shares in lieu of the cash payment of interest on the Debentures, subject to certain limitations, including the approval by the Company’s shareholders at the Company’s fiscal 2003 annual general meeting of shareholders of the Company’s ability to issue these shares.  The Company also is entitled to force conversion of the Debentures into common shares in the event that the price of the Company’s common shares exceeds $10.34 per share for 20 consecutive trading days, provided certain conditions are met.

Each of the Warrants is immediately exercisable and is exercisable on or prior to the earlier of (i) the close of business on August 25, 2007 or (ii) 30 days after the Company gives notice of mandatory termination, but not thereafter. The Company may give notice of mandatory termination of a Warrant provided that (i) the common shares issuable upon conversion of the Warrant are registered for resale pursuant to the Securities Act of 1933 or are freely tradable without restriction or legend and have been continuously for at least the 20-trading day period immediately preceding the date of the notice of termination, (ii) the common shares are listed or quoted for trading on the Nasdaq National Market continuously during the 20-trading day period immediately preceding the date of the notice of mandatory termination and (iii) the price of the Company’s common shares is equal to or greater than $10.34 for each of the 20 trading days immediately preceding the date of notice of termination (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions). Warrants to purchase up to 405,797 common shares are exercisable at a price per share of $3.97, subject to adjustment, and Warrants to purchase up to 405,797 common shares are exercisable at a price per share of $4.31, subject to adjustment.

All of the purchasers of the Debentures and the Warrants represented that each investor was an accredited investor as that term is defined in Rule 501 of Regulation D of the Securities Act, as amended.  In addition, the requirements in Rule 502 of Regulation D were also met.

The Company entered into a registration rights agreement, dated as of August 25, 2003 (the “Rights Agreement”), with the purchasers of the Debentures and the Warrants.  Pursuant to the Rights Agreement, the Company agreed to file with the SEC on or before September 24, 2003 a registration statement covering the resale of 150% of the common shares issuable in connection with the Financing.  Accordingly, on September 22, 2003, we filed a registration statement on Form S-3 (No. 333-109012) with the Securities and Exchange Commission relating to the resale of the Debentures and the Warrants and, on October 2, 2003, we amended that registration statement.

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

As of August 31, 2003, we had $9.0 million of short-term borrowings of which $7.5 million were under our various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. In August 2003, Compass Bank agreed to extend our facility with a reduced availability of $4.0 million through mid-November 2003. As part of this extension, Compass Bank modified the covenants of which we were in violation as of May 31, 2003, and we made a payment of $3.0 million to Compass Bank from the proceeds of our August 2003 issuance of $7.0 million in principal amount of convertible debentures due in February 2007. Unless Compass Bank agrees to a further extension of the facility, the outstanding balance of the facility must be repaid in mid-November 2003. We intend to continue to pursue discussions with alternative lenders to replace the Compass Bank facility prior to mid-November 2003. However, we cannot assure you that the Compass Bank facility or an alternative credit facility will be available to us after mid-November 2003 on favorable terms, or at all.

We intend to continue to pursue discussions with our lenders to further waive, modify or, possibly, eliminate, certain financial covenants in our credit facilities and to continue to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants, that we can comply with the covenants of our existing credit facilitiesor that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

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

As of August 31, 2003, we had $12.6 million of cash and cash equivalents and $9.0 million of short-term borrowings of which $7.5 million were under our various lines of credit. We incurred net losses of $26.7 million and $5.2 million for the year ended May 31, 2003 and the quarter ended August 31, 2002, respectively. We believe that our available cash resources, which comprise cash and cash equivalents, amounts available under our credit facilities and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004, including the repayment in mid-November of the outstanding balance under the Compass Bank facility (which was $3.9 million as of August 31, 2003). However, if our revenues are lower or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

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

Our outstanding Debentures may accelerate upon the occurrence of certain events of default, and we may not be able to repay our Debentures upon such an acceleration.

In August 2003, the Company completed the sale of $7,000,000 aggregate principal amount of its Debentures.  Upon any “Event of Default” (as defined in the Debentures and described below), the outstanding Debentures and any unpaid interest thereon may, at the holder’s election, become immediately due and payable in cash.  Upon any such acceleration, the aggregate amount so due and payable is determined according to a formula set forth in the Debentures, which could result in an aggregate payment in excess of 120% of the principal amount of Debentures plus all accrued and unpaid interest thereon plus all other amounts, costs, expenses and liquidated damages due in respect of the Debentures.  The “Events of Default” under the Debentures include, among other things:

•                  any default in the payment of principal, interest or liquidated damages in respect of any Debentures (subject to a 5 day cure period);

•                  any material breach of any material covenant contained in any of the documents or agreements executed in connection with the Financing (subject to a 15 day cure period);

•                  the commencement of certain bankruptcy, liquidation or related procedures by or against the Company or certain of its subsidiaries;

•                  any default by the Company in its obligations under certain of the Company’s current or future mortgages, credit agreements, facilities and other indebtedness if that default results in the acceleration of any payment under that indebtedness;

•                  certain change of control transactions involving the Company or certain redemptions or repurchases by the Company of more than 100,000 of the Company’s outstanding common shares; and

•                  certain other events described in the Debentures.

We cannot give any assurance that our cash reserves in the event of such an acceleration of the Debentures will be sufficient to repay the amounts due and payable upon such an acceleration.  In addition, the use of our cash reserves to make any such accelerated repayment of the Debentures could seriously harm our business.

We are dependent on a few key suppliers for a majority of our revenue; therefore, the loss of or change in our relationship with one or more of our key suppliers could seriously harm our business.

If, for any reason, any of our key suppliers were to materially reduce its business or terminate its relationship with us, the loss of the key supplier would have a material adverse effect on our business. In each of our last three fiscal years, a majority of our revenue came from the sale of products from five or fewer of our suppliers, which is how we refer to the semiconductor materials and equipment companies we represent. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue for at least the next five years.

All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our suppliers. These agreements are generally cancelable at will, subject to notification periods that range from 30 days to two years. We generally do not sell competing products in the same market, and, therefore, the number of suppliers we can represent at any one time is limited. It is likely that in the future some of our suppliers will terminate their relationships with us upon relatively short notice. If we lose a key supplier, we may not be able to find a replacement quickly, or at all. The loss of a key supplier may cause us to lose customers and incur expenses associated with ending our agreement with that supplier. We may lose suppliers for various reasons, including:

•                  mergers and acquisitions involving our suppliers and other semiconductor materials and equipment manufacturers that we do not represent;

•                  a supplier’s decision to attempt to build a direct sales organization;

•                  the expansion of a supplier’s product offerings to compete with the products of another supplier, because we generally do not offer competing product lines;

•                  a supplier’s dissatisfaction with our level or quality of service; and

•                  the failure of a supplier’s business.

We have lost suppliers in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates’ products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology, except in Korea. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003.

Our revenues for FSI products and services in Europe and Asia were approximately $7.5 million and $0.7 million (11.6% and 1.5% of revenue) for the quarters ended August 31, 2002, and 2003, respectively.

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

In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide.  The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI.  During our first quarter of fiscal 2004, we terminated an additional 27 employees.  In addition, during our fourth quarter of fiscal 2003, we abandoned unutilised leased facilities as part of our restructuring.  Workforce reductions, including the one we announced in fiscal 2003, could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we are unable to successfully identify new products and enter into and implement arrangements with the suppliers of these products, our business will be seriously harmed.

To the extent we are unable to enter into relationships with suppliers who anticipate or respond adequately to technological developments or customer requirements, we could suffer a loss of competitiveness. Such loss, or any significant delays in product development or introductions by these suppliers, could have a materially adverse effect on our business. The semiconductor materials and equipment market is subject to rapid technological change, changing customer requirements and frequent new product introductions. Because of this, the life cycle of products that we market and sell is difficult to determine. Our future success will depend to a significant extent on our suppliers’ ability to keep pace with changes in the market and, particularly because we generally do not carry competing product lines, on our ability to identify and obtain new product lines which achieve market success.

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

We anticipate that as we continue to diversify our product portfolio and expand into new markets for our suppliers’ products, we will encounter additional competition for customers. If we cannot continue to compete successfully for customers in the future, any such lack of success will have a significant negative impact on our business.

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

Our annual debt service obligations on our 8% convertible debentures due 2007 are approximately $0.6 million per year in interest payments. Our indebtedness could have significant negative consequences, including: requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness if we do not make interest payments in our common shares rather than cash, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources. The existence of debt service obligations and the anti-dilution provisions of our debentures may also limit our ability to obtain additional financing on terms favorable to us.

We may not be successful in our effort to penetrate Japan, which could limit our future growth.

On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. (“Metron Japan”) in Yokohama, Japan. Approximately 22% of the world’s production of semiconductors in 2002 took place in Japan. Accordingly, to reach all of the world’s major semiconductor markets, we will need to be successful in our efforts to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan. We intend Metron Japan to serve as our headquarters for building partnerships with original equipment manufacturers (OEMs) in Japan and to provide service and outsource solutions in the local market.   We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

We bear inventory risk because we generally take title to the products we sell when we receive them from our suppliers, and we cannot always return products to the supplier in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the current industry downturn beginning in fiscal 2001, we had excess inventory for which we booked reserves in Europe, the United States and Asia. Typically, products cannot be returned to suppliers after they have been in our inventory for a certain period of time; this time period varies depending on the product and the supplier. In addition, although it is typical when a relationship with a supplier terminates for that supplier to repurchase most of the inventory we have of that supplier’s products, it is possible under certain circumstances that a supplier may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a supplier cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial results.

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

In the past, we have experienced fluctuations in our quarterly and annual operating results and anticipate that these fluctuations will continue in the future due to a variety of factors, many of which are outside our control. Fluctuations in our results could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance. Our sales in, and the operating results for, a particular quarter can vary significantly due to a variety of factors, including those described elsewhere in this report and the following:

•                  • The Timing Of Significant Customer Orders And Customer Spending Patterns.  During industry downturns, our customers may ask us to delay or even cancel the shipment of previously firm orders. Delays and cancellations may adversely affect our operating results in any particular quarter if we are unable to recognize revenue for particular sales in the quarter in which those sales were expected.

•                  The Timing Of Product Shipments By Our Suppliers.  For the most part, we recognize sales upon the shipment of goods to our customers. Most of the equipment and some of the materials we sell are shipped by the supplier directly to our customers, and we do not necessarily have any control over the timing of a particular shipment. If we are unable to recognize revenue for a particular sale in the quarter in which that sale was expected, our operating results in that particular quarter will be negatively affected.

•                  The Timing Of New Product And Service Announcements By Our Suppliers And Their Competitors.  New product announcements by our suppliers and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our supplier’s competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

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

If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003.  This transition will mean that we can no longer sell these FSI products to our customers in these regions, which could result in the loss of some customers.  Our revenues for FSI products and services in Europe and Asia were approximately $7.5 million and

$0.7 million (11.6% and 1.5% of revenue) for the quarters ended August 31, 2002, and 2003, respectively. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

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

We now manufacture, under license from the original equipment manufacturer, Varian sputtering (PVD) equipment, licensed from Novellus, and AG Associates rapid thermal processing (RTP) equipment, licensed from Mattson. Prior to our entry into what is commonly called the legacy equipment business, we did not manufacture any equipment. With our entry into this business, we have had to hire managers and other employees who have different skills from those of our existing employees. We have also had to install new systems to keep track of manufacturing inventories. As a consequence of our lack of experience, our newly initiated manufacturing activity may incur unanticipated costs, and we may not realize the gross margins that we planned to in making the necessary investments. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a Texas-based manufacturer of electro-polished stainless steel tubes and fittings. In September 2003, we acquired the Eclipse physical vapor deposition equipment product line from TEL.  We had no prior experience of operating a plant such as AST’s, and we may incur unexpected costs in connection with AST’s business.

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

As of August 31, 2003, FSI owned 16.8%, and Entegris owned 12.4% of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1                           Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2                           Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*                    Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(b) Reports on Form 8-K

The Company’s current report on Form 8-K filed with the SEC on July 10, 2003, describing and furnishing the press release announcing the Company’s earnings for the fiscal fourth quarter and full fiscal year ended May 31, 2003, which press release included the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for the periods.

The Company’s current report on Form 8-K filed with the SEC on August 27, 2003, describing and filing the Company’s press release announcing that the Company had entered into a Subscription

Agreement with certain purchasers, under which the Company issued and sold to the purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, certain convertible debentures in an aggregate principal amount of $7,000,000, bearing interest at the rate of 8% per annum and having a maturity date of February 25, 2007, and warrants to purchase an aggregate of 812,016 of Metron’s common shares, of which 50% have an exercise price of $3.97 per share and 50% have an exercise price of $4.31 per share, and all of which are exercisable until August 25, 2007.

*                 This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Metron for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: October 14, 2003	/s/ DOUGLAS J. McCUTCHEON

Douglas J. McCutcheon Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as principal accounting officer