Form 10-Q
period 2003-11-30
METRON TECHNOLOGY N V
filed 2004-01-14
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2003
Common shares, par value EURO 0.44 per share	12,648,203

METRON TECHNOLOGY N.V.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	Three months ended		Six months ended
	November 30, 2002	November 30, 2003	November 30, 2002	November 30, 2003

Net revenue	$56,804	$44,022	$121,124	$90,960
Cost of revenue	46,243	34,900	99,133	72,256
Gross profit	10,561	9,122	21,991	18,704
Selling, general and administrative	14,492	13,221	28,742	26,105
Research, development and engineering	—	796	—	1,103
Restructuring costs	1,792	1,410	1,792	2,532
Other operating income, net of associated costs	—	—	1,354	—
Operating loss	(5,723)	(6,305)	(7,189)	(11,036)
Equity in net income (loss) of joint ventures	19	—	36	(51)
Other expense, net	(424)	(785)	(886)	(1,092)
Loss before income taxes	(6,128)	(7,090)	(8,039)	(12,179)
Provision (benefit) for income taxes	(765)	378	(257)	471
Net loss	$(5,363)	$(7,468)	$(7,782)	$(12,650)

Loss per common share Basic and diluted	$(0.41)	$(0.59)	$(0.60)	$(1.00)

Weighted average number of shares Basic and diluted	13,044	12,645	13,041	12,627

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Dollars in thousands)

	Three months ended November 30,		Six months ended November 30,
	2002	2003	2002	2003

Net loss	$(5,363)	$(7,468)	$(7,782)	$(12,650)
Other comprehensive income (loss)
Foreign currency translation	19	1,314	1,397	(30)
Loss from foreign currency forward contracts	(470)	—	(27)	—
Comprehensive loss	$(5,814)	$(6,154)	$(6,412)	$(12,680)

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	May 31, 2003	November 30, 2003

ASSETS
Cash and cash equivalents	$12,179	$10,804
Accounts receivable	38,168	36,598
Loan to officer/shareholder	110	110
Inventories	38,131	42,761
Prepaid expenses and other current assets	14,124	13,510
Total current assets	102,712	103,783
Property, plant and equipment, net	24,921	23,089
Intangible and other assets	854	6,982
Total assets	$128,487	$133,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$21,511	$23,037
Amounts due to affiliates	8,711	8,337
Accrued wages and employee-related expenses	5,231	5,422
Deferred revenue	4,496	6,190
Short-term borrowings and current portion of long-term debt	13,261	9,549
Amounts payable to shareholders	170	167
Other current liabilities	12,491	13,005
Total current liabilities	65,871	65,707
Long-term debt, excluding current portion	1,662	8,332
8% convertible debentures	—	1,339
Other long-term liabilities	3,148	7,532
Total liabilities	70,681	82,910
Commitments	—	—
Shareholders’ equity:
Preferred shares	—	—
Common shares and additional paid-in capital	41,285	47,103
Retained earnings	17,577	4,927
Cumulative other comprehensive loss	(443)	(473)
Treasury shares	(613)	(613)
Total shareholders’ equity	57,806	50,944
Total liabilities and shareholders’ equity	$128,487	$133,854

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended
	November 30, 2002	November 30, 2003

Cash flows used for operating activities:
Net loss	$(7,782)	$(12,650)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,641	2,842
Provision for doubtful accounts	89	(23)
Provision for inventory valuation	390	—
Gain on modification of Entegris distribution agreement	(1,354)	—
Deferred income taxes	(10)	—
Restructuring costs	—	469
Other	(59)	56
Changes in assets and liabilities, net of asset acquisition:
Accounts receivable	(840)	1,593
Inventories	(22)	3,035
Prepaid expenses and other current assets	(811)	604
Accounts payable	(1,217)	1,527
Amounts due affiliates	1,135	(374)
Accrued wages and employee-related expenses	822	303
Deferred revenue	5,159	1,628
Advance from affiliate	3,000	—
Other current liabilities	(2,388)	(487)
Net cash flows used for operating activities	(1,247)	(1,477)
Cash flows from (used for) investing activities:
Additions to property, plant and equipment	(2,126)	(1,200)
Proceeds from the sale of property, plant and equipment	165	—
Other assets	103	(414)
Other long-term liabilities	85	(460)
Net cash flows used for investing activities	(1,773)	(2,074)
Cash flows from (used for) financing activities:
Reductions of short-term borrowings, net	(2,680)	(4,299)
Proceeds from issuance of long-term debt	52	103
Proceeds from issuance of 8% convertible debentures	—	7,000
Principal payments on long-term debt	(800)	(491)
Payments to shareholders	(62)	(85)
Proceeds from issuance of common shares	192	106
Net cash flows from (used for) financing activities	(3,298)	2,334
Effect of exchange rate changes on cash and cash equivalents	656	(158)
Net change in cash and cash equivalents	(5,662)	(1,375)
Beginning cash and cash equivalents	19,949	12,179
Ending cash and cash equivalents	$14,287	$10,804

Supplemental cash flow information for noncash transactions:
Acquisition of Eclipse product line assets, principally inventories	—	7,677
License agreement for Eclipse product line	—	6,000

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

Liquidity

For the fiscal year ended May 31, 2003, and the six-month period ended November 30, 2003, the Company incurred net losses of $26.7 million and $12.6 million, respectively. As of November 30, 2003, the Company had $10.8 million of cash and cash equivalents and $9.5 million of short-term borrowings of which $7.5 million were outstanding under various lines of credit. All lines of credit are payable on demand or subject to periodic, generally annual, review.

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

The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents, amounts available under its credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the newly-acquired $10.0 million facility from CIT, both of which occurred in November 2003) and anticipated cash from operations, will be sufficient to meet the Company’s anticipated cash requirements through fiscal 2004. However, if the Company’s revenues are lower than expected or its expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, the Company’s available cash resources, including amounts available under its credit facilities, may not be sufficient for the Company’s cash requirements.  In addition, existing and potential customers and vendors may take actions that could further harm the Company’s liquidity position if they believe that the Company’s cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. If the Company does not succeed in raising additional financing, if any, when needed, the Company may not be able to meet its intended business objectives.

Loss Per Share

Basic and diluted loss per common share calculations are based on the weighted-average number of common shares outstanding in each period. The weighted-average number of shares for the three months ended November 30, 2002 and 2003 were 13,044,000 shares and 12,645,000 shares, respectively. The weighted-average number of shares for the six months ended November 30, 2002 and 2003 were 13,041,000 shares and 12,627,000 shares, respectively.

Options to purchase 3,797,000 and 4,532,000 common shares of the Company were excluded from the calculation of diluted earnings per share for the three- and six-month periods ended November 30, 2002 and 2003, respectively, because their effect was anti-dilutive. Approximately 1,847,000 common shares issuable upon conversion of the convertible debentures (excluding shares that may be issued in payment of interest) and approximately 867,000 shares issuable upon exercise of warrants issued in conjunction with the convertible debentures were excluded from the computation because their effect was anti-dilutive for the fiscal quarter and six-month period ended November 30, 2003.

Revenue Recognition

The Company’s revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).  During the second quarter of fiscal 2004, the Company implemented Emerging Issues Task Force 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements, which addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by future installation is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, all or a portion of the revenue related to the residual amount attributable to the equipment itself is deferred.  Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer’s acknowledgement that the equipment is available for production use. Occasionally, the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment.  The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as it acquires rights to do so from OEMs.  Revenues from the sale of legacy equipment where the Company does not have a manufacturing history are recognized upon customer acceptance.  To date, revenues from the sale of legacy equipment have not been significant.

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

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31, 2003	November 30, 2003
	(Dollars in thousands)

Equipment, spare parts and material inventory	$37,250	$40,627
Delivered equipment pertaining to deferred revenue	881	2,134
Total inventories	$38,131	$42,761

During the quarter ended November 30,2003, the Company acquired $7.6 million of inventory in connection with the Eclipse product line (See Note 2).

Deferred Warranty Revenue

Most equipment sales prior to the implementation of EITF 00-21 include a portion of the sale represented by the fair value of future warranty revenue.  Warranty revenue was deferred when the equipment was delivered to customers and recognized ratably over the warranty period.  Remaining deferred warranty revenue activity was as follows:

	For the year ended May 31, 2003	For the six month period ended November 30, 2003
	(Dollars in thousands)

Balances at beginning of the period	$5,006	$2,589
Warranty revenue deferred on equipment sales	3,368	1,103
Warranty revenue recognized	(6,661)	(1,139)
Foreign exchange effect	876	(37)
Balances at the end of the period included in deferred revenue	$2,589	$2,516

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

	Three months ended		Six months ended
	November 30, 2002	November 30, 2003	November 30, 2002	November 30, 2003
	(Dollars in thousands, except per share data)
Net loss:
Net loss as reported	$(5,363)	$(7,468)	$(7,782)	$(12,650)
Fair value of stock based employee compensation expense (a) (b)	785	744	1,594	1,415
Stock based employee compensation expense in the financial statements as reported	—	—	—	—
Pro forma net loss	$(6,148)	$(8,212)	$(9,376)	$(14,065)

Loss per common share
Basic and diluted
As reported	$(0.41)	$(0.59)	$(0.60)	$(1.00)
Pro forma	$(0.47)	$(0.65)	$(0.72)	$(1.11)

(a)           Based on the following assumptions for stock option grants in the three-month periods ended November 30, 2002 and 2003: risk-free weighted average interest rates of 3.0% and 3.2%, respectively.  Risk free average rates for the six month periods ended November 30, 2002 and 2003 were 3.6% and 2.6% respectively. The weighted average expected option lives is 5.0 years; no dividend yield, and a volatility of 83% has been used for both the three and six month periods ended November 30, 2002 and 2003, respectively.

(b)           Based on the following assumptions for the ESPP for both the three and six-month periods ended November 30, 2002: risk-free weighted average interest rate of 1.86% with a volatility of 83%; weighted average expected option lives of 6 months; and no dividend yield.  During the three and six month periods ended November 30, 2003, there was no ESPP activity.

2.             PURCHASE OF ECLIPSE PRODUCT LINE

In September 2003, the Company acquired certain assets related to the Eclipse® physical vapor deposition equipment product line from Tokyo Electron Ltd. (“TEL”). These assets consisted primarily of inventories, intellectual properties pursuant to a license agreement and certain other assets.

As consideration, Metron Technology Distribution Corporation (MTDC), a wholly-owned subsidiary of the Company, issued TEL a five year promissory note in the principal amount of approximately $7.7 million, which bears interest at approximately 1.6% per annum, primarily for the purchase of Eclipse® inventory at fair value.  Principal and interest are payable quarterly beginning October 2004 over a 5 year period. As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL’s net book value of fixed assets acquired.  Additionally, MTDC entered into a royalty free, irrevocable, worldwide, perpetual, and nontransferable license agreement providing for payments over a 5 year period totaling $6.0 million and an agreement to sublease the facility used by TEL in connection with manufacturing of the Eclipse products.  The fair value of the license agreement, $6.0 million, has been recorded as Other long-term assets, and will be amortized on a straight-line basis over its estimated useful life of 5 years.  The obligation for the license agreement has been recorded as Other current liabilities amounting to $1.2 million and Other long-term liabilities of $4.8 million.

3.             FINANCING AGREEMENT

In November 2003 the Company through its wholly owned subsidiary, T.A. Kyser Co. (“Kyser”), entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”).  The agreement provides the Company with an up to $10.0 million dollar revolving credit facility.  The amount available for borrowing is based on a formula of Kyser’s eligible accounts receivable, and is subject to certain adjustments. Additionally, the amounts available for borrowing are reduced by $1.5 million until January 21, 2004, at which time this restriction is removed.  Interest is payable monthly, and is based on a per annum rate comprised of the prime rate of Chase Bank plus 1.5%, which is applied to the average daily balances outstanding under the facility.  The interest rate at November 30, 2003 was 5.5%.  The facility is collateralized by the assets of Kyser, guaranteed by the Company, and is subject to a financial covenant beginning in January 2004.  Upon funding of the facility, the Company terminated its credit facility with Compass Bank, and repaid the remaining balance of $2.9 million from the initial funds borrowed from CIT.  Borrowings under the CIT agreement at November 30, 2003 were $1.4 million.

4.             CONVERTIBLE DEBENTURES

In August 2003, the Company issued convertible debentures for $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  The debentures are convertible into approximately 1,847,000 common shares of the Company at any time after the closing date based on a per-share price equal to $3.79.  The closing per share price of the transaction was equal to the volume weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including August 20, 2003. The quarterly interest is payable at the Company’s option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the debentures into common shares of the Company in the event the volume-weighted average for any 20 consecutive trading days exceeds $10.34, subject to certain conditions.  After February 25, 2007, the remaining balance of the debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

The Company granted the purchasers and the placement agent of the convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One half of the warrants are exercisable at $3.97, with the remaining warrants being exercisable at $4.31. Additionally, the Company paid a fee of $287,000 to the placement agent, which will be amortized over the life of the debt. All warrants are exercisable for a four-year period after August 2003.

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

(Dollars in thousands)	November 30, 2003
8% convertible debentures principal	$7,000
Less: Interest discount included in shareholders’ equity:
Fair value of warrants	2,348
Deemed dividend	3,364
1,288
Interest accretion	51
8% convertible debentures	$1,339

5.             RESTRUCTURING COSTS

For the six-month period ended November 30, 2002, the Company incurred $1.8 million of restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on certain abandoned facilities.  The equipment solutions group terminated 63 employees, the fab solutions group terminated 3 employees and 22 terminated employees were part of finance and administration.

For the six-month period ended November 30, 2003, the Company terminated 46 employees as follows: the equipment solutions group terminated 21 employees, the fab solutions group terminated 21 employees and 4 terminated employees were part of finance and administration. Remaining accrued personnel costs as of November 30, 2003 will be paid by May 2004.  Additionally, the Company incurred approximately $1.5 million of restructuring costs in the equipment solutions segment, of which $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets.  The fab solutions group incurred approximately $0.7 million of restructuring costs, of which $0.4 million pertained to the abandonment of leased facilities.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

The following table summarizes the restructuring costs and remaining accrued liabilities, of which $2,463,000 is included in current liability and $503,000 is included in other long-term liability as of November 30, 2003.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
For the three-month period
Balances, August 31, 2003	$805	$1,866	$26	$2,697
Amounts accrued	802	589	19	1,410
Non-cash reductions	—	—	(45)	(45)
Amounts paid	(715)	(381)	—	(1,096)
Balances, November 30, 2003	$892	$2,074	—	$2,966

For the six-month period
Balances, May 31, 2003	$607	$2,098	—	$2,705
Amounts accrued	1,310	753	469	2,532
Non-cash reductions	—	—	(469)	(469)
Amounts paid	(1,025)	(777)	—	(1,802)
Balances, November 30, 2003	$892	$2,074	—	$2,966

6.             SEGMENT AND GEOGRAPHIC DATA

Metron operates predominantly in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. For the past three fiscal years, we were organized into two worldwide operating divisions, materials and equipment. However, our portfolio of products and services is focused on delivering outsource solutions to the semiconductor industry.  Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating groups, Equipment Solutions and Fab Solutions.  Previously reported amounts have been reclassified to conform with the new presentation. Reportable segments are the equipment solutions group, which includes equipment sales, spare part sales and equipment service; the fab solutions group, which includes materials components used in construction and maintenance, parts cleaning, and certain specialized process chemicals; and other, which includes finance, administration and corporate functions.

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

Segment information

	Equipment Solutions Group	Fab Solutions Group	Other	Total
	(Dollars in thousands)

Three months ended November 30, 2002, reclassified
Net revenues	$19,837	$36,967	$—	$56,804
Restructuring costs	$1,607	$125	$60	$1,792
Income (loss) before income tax	$(3,039)	$1,790	$(4,879)	$(6,128)

Three months ended November 30, 2003
Net revenues	$12,679	$31,343	$—	$44,022
Restructuring costs	$682	$692	$36	$1,410
Income (loss) before income tax	$(2,402)	$764	$(5,452)	$(7,090)

Six months ended November 30, 2002, reclassified
Net revenues	$44,092	$77,032	$—	$121,124
Restructuring costs	$1,607	$125	$60	$1,792
Income (loss) before income tax	$(3,568)	$5,649	$(10,120)	$(8,039)

Six months ended November 30, 2003
Net revenues	$28,035	$62,925	$—	$90,960
Restructuring costs	$1,540	$716	$276	$2,532
Income (loss) before income tax	$(3,455)	$1,894	$(10,618)	$(12,179)
Assets at November 30, 2003	$58,707	$50,415	$24,732	$133,854

Geographic information

	Three-months ended November 30,		Six-months ended November 30,
	2002	2003	2002	2003
	(Dollars in thousands)
Net revenues:
United States	$17,093	$14,931	$36,949	$29,837
Germany	8,585	4,455	15,763	11,412
Singapore	7,573	4,606	19,320	9,559
Israel	2,896	3,889	6,721	7,629
United Kingdom	4,934	3,617	9,661	6,697
France	6,901	2,054	13,139	6,575
The Netherlands	2,309	2,435	4,936	4,504
Other nations	6,513	8,035	14,635	14,747
Geographic totals	$56,804	$44,022	$121,124	$90,960

	May 31, 2003	November 30, 2003
	(Dollars in thousands)
Fixed assets, net:
The Netherlands	$11,207	$10,408
United Kingdom	4,731	4,096
United States	2,590	2,836
Singapore	2,584	2,223
Other nations	3,809	3,526
Geographic totals	$24,921	$23,089

7.             RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The

Company implemented EITF 00-21 during its second fiscal quarter ended November 30, 2003, and the effect on its consolidated financial position and results of operations was not significant.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133.  The amendments pertain to decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS 133, (ii) in connection with other FASB projects dealing with financial instruments and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS 149 will be applied prospectively. The Company does not believe that the adoption of SFAS 149 will have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  The effective date of certain elements of SFAS No. 150 have been deferred.  When finalized, the adoption of SFAS No. 150 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The effective dates of certain elements of FIN 46 have been deferred.  The Company does not believe that the adoption of this standard will have a material impact on their financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2003, filed with the SEC on August 29, 2003. This discussion of the second quarters of fiscal 2003 and 2004 refers to the fiscal quarters that ended on November 30 of each fiscal year.

Overview

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in Europe, Asia and the United States. We were founded in Europe in 1975 by our two corporate shareholders, who together owned approximately 21% of our shares as of November 30, 2003, and by certain of our former management. In 1995, we reorganized Metron to combine three Asian companies as a reorganization under common control and purchased Transpacific Technology Corporation (TTC) and its subsidiaries. TTC was founded in California in 1982 as a semiconductor equipment manufacturers’ representative company and expanded into the equipment distribution business in 1990.  In July 1998, we acquired T.A. Kyser Co. (Kyser) in a transaction accounted for as a pooling of interests. Founded in 1977, Kyser markets and sells materials in nine states within the United States, principally to the semiconductor industry. In March 2000, we acquired Shieldcare Ltd., a company incorporated in Scotland, in a transaction accounted for as a purchase. Shieldcare is an authorized supplier of critical parts cleaning services to major OEM and device manufacturing companies worldwide. The Company also operates as an authorized re-manufacturer of physical vapor deposition (PVD) equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD). Effective November 17, 2000, we completed our acquisition of all the outstanding shares of Intec Technology (S) Pte. Ltd., a privately-held company incorporated in Singapore. The transaction was accounted for as a purchase, and the results of operations of Intec have been included in our consolidated financial statements from December 1, 2000.  Intec is a distributor of cleanroom products and a manufacturer of cleanroom garments, and Intec sells these products in Singapore and Malaysia.  In March 2002, we purchased the AG Associates rapid thermal processing (RTP) product line from Mattson Technology. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. The transaction has been accounted for as a purchase. In September 2003, we acquired certain assets related to the Eclipse physical vapor deposition equipment product line from Tokyo Electron Limited (TEL).

We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. In general, we recognize revenue for most of an equipment sale and all other product sales upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation, and, depending on the terms of the sale, we sometimes also defer a portion of the sales price attributable to the equipment, in particular, revenue related to sales of legacy equipment where we have no manufacturing history.  We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer’s fab personnel. We recognize service revenue in the periods the services are rendered to customers.

For the first half of fiscal 2003 and 2004, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies that we represent, who we refer to as our suppliers. As of November 30, 2002 and 2003, of our total revenue, the sale of products manufactured by FSI represented 10.0% and 1.4%, respectively, the sale of products manufactured by Entegris represented 14.8% and 16.6%, respectively, and the sale of products manufactured by Cabot Microelectronics represented 15.9% and 3.9%, respectively.

In addition, FSI and Entegris are our two largest shareholders and held 11.8% and 9.6%, respectively, of our outstanding shares as of November 30, 2003. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue for at least the next five years.

During January 2001, the Company and Entegris entered into an agreement to modify their existing distribution relationship.  In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe.  In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris’ Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The new distribution agreement is in effect until August 31, 2005. The Company recorded a total gain of $8.4 million in other operating income on a straight-line basis from February 2001 through August 2002.

In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore.  The effective date of the transition was June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $8.3 million for the second quarter of 2003, while there was no such revenue during our second quarter of 2004. For the six months ended November 30, 2002 and 2003, related Cabot revenue was $17.0 million and $1.3 million, respectively.

In October 2002, the Company and FSI entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $6.4 million and $0.5 million for the fiscal quarters ended November 30, 2002 and 2003, respectively, and approximately $13.3 million and $1.2 million for the six months ended November 30, 2002 and 2003, respectively.

We operate in all areas of the world in which there is a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three and six-month periods ended November 30, 2002 and November 30, 2003:

	Three months ended November 30,		Six months ended November 30,
	2002	2003	2002	2003
	(Dollars in thousands)
Net revenue
Europe	$28,467	$18,719	$55,883	$42,500
Asia	11,244	10,372	28,292	18,623
United States	17,093	14,931	36,949	29,837
Total net revenue	$56,804	$44,022	$121,124	$90,960

	Three months ended November 30,		Six months ended November 30,
	2002	2003	2002	2003
	(Percentage of net revenue)
Net revenue
Europe	50.1%	42.5%	46.1%	46.7%
Asia	19.8	23.6	23.4	20.5
United States	30.1	33.9	30.5	32.8
Total net revenue	100.0%	100.0%	100.0%	100.0%

For the past three fiscal years, we were organized into two worldwide operating divisions, materials and equipment. However, our portfolio is focused on delivering outsource solutions to the semiconductor industry.  Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating groups, Equipment Solutions and Fab Solutions.

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

Fab Solutions represents a new outsourcing model for the semiconductor industry.  Fab Solutions are solely focused on the needs of the semiconductor fab.  Through an extensive network of preferred suppliers and branded services, we are able to offer our customers a comprehensive portfolio to address the critical, non-core functions of the fab.  Our Fab Solutions model allows our customers to streamline the supply chain while maintaining the flexibility to manage varying market conditions. By outsourcing the critical, non-core areas of the fab, customers can focus valuable resources on developing competitive technologies.  Our fab solution group derives the majority of its revenue from sales of materials and components. The remainder of the group’s revenue comes from parts cleaning services, other outsourcing services and commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

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

Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). During the second quarter of fiscal 2004, the Company implemented Emerging Issues Task Force 00-21(EITF 00-21), Multiple-Deliverable Revenue Arrangements, which addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on its consolidated financial position and results of operations was not significant. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation is deferred and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the terms of the transaction, we also defer all or a portion of the revenue related to the residual amount attributable to the equipment itself. The installation revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment. The estimated time is valued using the fair value of our service rates in each country.  We review the adequacy of our estimates periodically and revise them as necessary.  We recognize deferred installation revenue and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab.

We continue to expand our capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment.  Revenues from the sale of legacy equipment where we do not have any manufacturing history are recognized upon customer acceptance.  To date, revenues from the sale of legacy equipment has not been significant.

Valuation accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on our historical experience and our current assessment of the credit-worthiness of specific customers. The allowances are re-evaluated and adjusted at each balance sheet date as additional information is received that impacts the amount reserved.

The Company values its inventory at the lower of cost or market. The Company analyzes the composition of its inventory and identifies and evaluates slow-moving inventory to determine if any provisions are required. Estimated provisions are based on past usage and on assumptions about future demand and market conditions.

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

Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance. During our fourth quarter of fiscal 2003, we provided a valuation allowance for all of our deferred tax assets.  Tax provisions in fiscal 2004 reflects taxable income in foreign jurisdictions and adjustments for fiscal 2003 taxes due to changes in estimates.

Results of Operations

During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses for fiscal 2002. We believed that, despite short-term slowdowns, the semiconductor industry had long-term growth opportunities. As a result, we believed we had to maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003.  As a result, we announced in October 2002 plans to reduce our number of employees by approximately 125 in addition to the approximately 90 employees we expected to be transferred to FSI as part of the termination of our distribution agreement with FSI.  As of May 31, 2003, we had terminated 125 employees, and on March 1, 2003, we transferred 93 employees to FSI. During our first and second quarters of fiscal 2004, our revenues and expenses did not meet our expectations.  Accordingly, we terminated an additional 46 employees and abandoned the use of seven leased facilities. We expect revenue for our third quarter of fiscal 2004 will be greater than our revenue in each of our first two quarters of fiscal 2004.

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

The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three and six-month periods ended November 30, 2002 and November 30, 2003.

	Three months ended November 30,		Six months ended November 30,
	2002	2003	2002	2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.4	79.3	81.8	79.4
Gross margin	18.6	20.7	18.2	20.6
Selling, general, administrative, and other expenses	25.5	30.0	23.7	28.7
Research, development and engineering	—	1.8	—	1.2
Restructuring costs	3.2	3.2	1.5	2.8
Other operating income, net of associated costs	—	—	1.1	—
Operating margin	(10.1)%	(14.3)%	(5.9)%	(12.1)%

The following table shows our equipment solutions group and fab solutions group revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months Ended November 30,		Six months ended November 30,
	2002	2003	2002	2003
	reclassified		reclassified
	(Dollars in millions)
Net revenue
Equipment solutions group	$19.8	$12.7	$44.1	$28.0
Fab solutions group	37.0	31.3	77.0	62.9

Net revenue
Equipment solutions group	34.9%	29.1%	36.4%	30.8%
Fab solutions group	65.1	70.9	63.6	69.2

Gross margins
Equipment solutions group	16.6%	21.2%	16.1%	21.1%
Fab solutions group	19.7	20.5	19.3	20.3

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

Net Revenue

Equipment solutions group.  The equipment solutions group’s net revenue for the three months ended November 30, 2003 was $12.7 million, a decrease of $7.1 million or 35.3% from the three months ended November 30, 2002. Of this decrease, $5.9 million pertained to the loss of the FSI product line in all areas of the world, except Israel.  Revenue declined in all product areas of the equipment solutions group except for the sale of legacy spare parts which more than doubled primarily due to the acquisition of the Eclipse product line. Revenues from the Eclipse spare parts during the second quarter of fiscal 2004 were approximately $2.1 million. Service revenues declined to a lesser extent, and commissions revenue increased for the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003.

Fab solutions group.  The fab solutions group’s net revenue for the three months ended November 30, 2003 was $31.3 million, a decrease of $5.7 million or 15.6% from the three months ended November 30, 2002. Revenue from our parts cleaning units and commission revenue were slightly higher, however, lower revenue generated by the materials unit was the cause the decline. The loss of the Cabot product line in all areas of the world, except Israel amounted to $ 8.3 million for our second quarter of 2004 when compared to the same quarter of 2003. Geographically, the group’s revenues were lower in all areas of the world, but revenues in Europe and Asia represented the most significant reductions when compared to the three months ended November 30, 2002. The revenue for the materials component of the group tends to track wafer starts, which is the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using.  Both metrics, have been improving during our second quarter of 2004.

Gross Margins

Equipment solutions group.  The group’s gross margin of 21.2% increased from 16.6% for the three months ended November 30, 2003, compared to the three months ended November 30, 2002. The increase was primarily due to the increase in margins from legacy spare parts sales and commission revenue.  Of the improvement in gross margins approximately 20 basis points pertained to sale of products where costs had been previously written down. Margins from the legacy spares equipment component contributed to the increase primarily because of the margin on the sales of spare parts from the Eclipse product line acquired during our second quarter of 2004, however, margins for specialty spare parts declined as a result lower margins resulting from the sale of the remaining FSI spare parts inventory.  Margins for specialty equipment declined due to the mix of low margin equipment being sold in our second quarter of 2004.  Fixed costs increased as the result of the Eclipse product line license fee, which had the effect of lowering the gross margin for the group.  Geographically, margins improved in both Europe and Asia, but declined in the United States.

Fab solutions group.  The gross margin of the fab solutions group increased 80 basis points for the three months ended November 30, 2003, compared to the three months ended November 30, 2002.  While margins for the materials component slightly decreased, improved margins from parts cleaning units were the primary reason for the overall increase for the group.  Geographically, margins improved in all regions of the world.

Expenses

Selling, general and administrative.  SG&A expenses for the three months ended November 30, 2003 were $13.2 million, down $1.3 million from the $14.5 million incurred in the three months ended November 30, 2002. The decrease in SG&A was primarily due to $0.6 million of reductions in salaries and other employment-related costs. Additionally, the increase in the value of the EURO and British Pound caused approximately $0.4 million of the increase in SG&A costs in the fiscal quarter ended November 30, 2003 when compared to the second quarter of the prior fiscal year.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. About 58% of SG&A expenses consist of salaries and other employment-related costs.

Research, development and engineering.  During the fourth quarter of fiscal 2003, we hired engineers and technicians to support our internally-manufactured equipment for both specialty and legend equipment. With the addition of the Eclipse product line during our second quarter of fiscal 2004, approximately 38 additional engineers and technicians were hired to support the manufacturing of the new Eclipse product line.

Restructuring costs.  During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125. During the quarter ended November 30, 2002, the Company incurred $1.8 million of the restructuring costs pertaining to the cost of terminating 88 employees and the remaining lease commitments on the abandonment of certain facilities.  The equipment division terminated 63 employees, the materials division terminated 3 employees, and 22 terminated employees were part of finance and administration.

During our second quarter of fiscal 2004, the Company terminated an additional 19 employees as follows: the equipment solutions group terminated 2 employees, the fab solutions group terminated 16 employees and 1 terminated employee was part of finance and administration. Accrued personnel costs remaining will be paid by May 2004.  The Company incurred approximately $0.7 million of restructuring costs in the equipment solutions group, of which $0.2 million pertained to the cost of the abandonment of leased facilities in France and Sweden.  The longest such lease expires in 2007.  Additionally, $0.1 million pertained to leasehold improvements and certain fixed assets for these facilities. The fab solutions group incurred approximately $0.7 million of restructuring costs of which $0.3 million pertained to the cost of the abandonment of leased facilities in the United States and Singapore, with the longest such lease expiring in 2007.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

Six Months Ended November 30, 2003 Compared to Six Months Ended November 30, 2002

Net Revenue

Equipment solutions group.  The equipment solutions group’s net revenue for the six months ended November 30, 2003 was $28.0 million, down $16.1 million or 36.4% from the six months ended November 30, 2002. Decreases in revenues in the equipment group were primarily due to the termination of the FSI distribution agreement for sale of FSI products and services in all areas of the world except Israel.  This contributed to $12.1 million of the revenue decline during the six months ended November 30, 2002. Spare parts revenues from the Eclipse product line acquired from TEL during the second quarter of 2004 were approximately $2.1 million.

Fab solutions group.  The fab solutions group’s net revenue declined for the six months ended November 30, 2003 when compared to the same period in 2002.  Revenue was $62.9 million, down $14.1 million or 18.3% from the six months ended November 30, 2002.  The loss of $15.7 million in revenue from Cabot products was the cause of the decline.

Gross Margins

Equipment solution group.  The equipment solution group’s gross margin increased 500 basis points to 21.1% for the six months ended November 30, 2003 when compared to the six months ended November 30, 2002. The increase in gross margin in fiscal 2004 was due principally to the sale of legacy spare parts and a higher proportion of specialty equipment commissions. Of the improvement in gross margins approximately 60 basis points pertained to the sale of products where costs had been previously written down.

Fab solutions group.  The gross margin of the fab solutions group increased 100 basis points to 20.3% for the six months ended November 30, 2003 compared to the six months ended November 30, 2002.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses for the six months ended November 30, 2003 were $26.1 million, down $2.6 million or 9.2% from the $28.7 million incurred for the six months ended November 30, 2002.  Personnel and related costs accounted for a $2.7 million decrease in SG&A expenses.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Over 57% of SG&A expenses consist of salaries and other employment-related costs.

Restructuring costs.  During our second quarter of fiscal 2003 the Company reduced the number of its employees by approximately 125. Accordingly, the Company incurred $1.8 million of the restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on the abandonment of certain facilities during that quarter.  The equipment division terminated 63 employees, the materials division terminated 3 employees, and 22 terminated employees were part of finance and administration.

During the first half of fiscal 2004, the Company terminated 46 employees; the equipment solutions group terminated 21 employees, the fab solutions group terminated 21 employees, and 4 terminated employees were part of finance and administration. Accrued personnel costs remaining will be paid by May 2004.  The Company incurred approximately $1.5 million of restructuring costs in the equipment solutions segment, of which $0.8 million pertained to the cost of the abandonment of leased facilities in Scotland, France and Sweden to include certain leasehold improvements and fixed assets for these facilities. The fab solutions segment incurred approximately $0.7 million of restructuring costs of which $0.4 million pertained to the cost of the abandonment of leased facilities in the United States and Singapore. The Company continues to evaluate its operating costs and may if deemed appropriate execute additional restructuring.

Other operating income, net of associated costs.  During 2001, we entered into an agreement with Entegris to modify our then existing distribution relationship whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In March 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris’ Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The new distribution agreement will be in effect until August 31, 2005.  The total gain from the consideration for the modification of the distribution agreement amounted to $8.4 million, which has been recognized on a straight-line basis as other operating income over the period from the date of the modification from February 2001 through November 30, 2002.

Other expense, net.  The following table summarizes the components of other expense for indicated periods:

	Three months ended November 30,		Six months ended November 30,
	2002	2003	2002	2003
	(Dollars in thousands)

Foreign exchange loss	$(213)	$(256)	$(441)	$(326)
Interest income	29	16	65	23
Interest expense	(281)	(520)	(540)	(753)
Miscellaneous income (expense)	41	(25)	30	(36)
Other expense, net	$(424)	$(785)	$(886)	$(1,092)

We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended November 30, 2002 and November 30, 2003, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.  During the first half of fiscal 2004, the foreign exchange loss primarily pertained to the cost of hedging the Israel Shekel.  The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.

Interest income represents primarily earnings on our available cash balances.  Interest expense reflects interest on our borrowings as well as the accretion of non-cash flow interest discount related to the 8% convertible debenture, which resulted from the $2.3 million for the fair value of the warrants, and $3.4 million from the deemed dividend from obtaining $7.0 million of convertible debentures.  Interest accretion for our second quarter of fiscal 2004 was approximately $51,000.

Provision for income taxes.  In the fourth quarter of fiscal 2003, we established a valuation allowance for all of our deferred tax assets, due to the uncertainty of our ability to generate sufficient taxable income to realize net deferred tax assets.  For the first half of fiscal 2004, the overall tax provision represents the tax for profitable entities in Singapore, and adjustments related to our fiscal 2003 income tax provision due to changes in estimates.

Liquidity and Capital Resources

We define liquidity as our ability to generate resources to pay our current obligations and to finance our operations in line with our business plan. Our principal requirement for capital is for working capital to finance receivables and inventories, and to a lesser extent to fund major capital expenditures such as parts cleaning facilities.

During fiscal 2003, our principal sources of liquidity were cash flow from operations and bank borrowings. However, in August 2003, we obtained $7.0 million from the issuance of convertible debentures, which are due in February 2007. Our working capital, current assets less current liabilities, at May 31, 2003 was $36.8 million, compared to $38.1 million at November 30, 2003.  Our current ratio, current assets divided by current liabilities, was 1.6 at both May 31, 2003 and November 30, 2003.

Operating Activities. In the six months ended November 30, 2003, we used cash totaling $1.5 million in our operating activities. Our net loss plus non-cash income statement items totaled $(9.3) million, which was partially offset by the positive cash flow of $7.8 million from changes in assets and liabilities, primarily from a reduction of accounts receivable and inventories, and partially from the increase in accounts payable. In the six months ended November 30, 2002, we used cash totaling $1.2 million in our operating activities.  Of this amount, the net change in assets and liabilities represented $4.8 million.  Within this amount, deferred revenue decreased by a net $5.2 million, of which $3.4 million represented revenue from the sale of a single piece of equipment that was previously deferred.  Our net loss plus non-cash income statement items totaled $(6.1) million.

Investing Activities.  Our capital expenditures for property, plant and equipment for the first half of fiscal 2003 and 2004 totaled $2.1 million and $1.2 million, respectively.  In our first half of 2003 and 2004, we invested $0.8 million and $0.5 million, respectively, in our new operations management information system. To date, we have invested $8.6 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 18 - 24 months. We expect that our capital expenditures for property, plant and equipment in fiscal 2004 will total approximately $2.0 million.

Financing Activities. In August 2003, the Company issued convertible debentures due in February 2007 in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  In November 2003, we completed a $10.0 million financing facility with CIT, repaid the remaining balance of the Compass Bank facility of $2.9 million from the initial CIT funding. We then terminated our credit facility with Compass Bank.  The total reduction of short-term borrowings was $4.3 million for the first half of fiscal 2004.  Other financing activities included the repayment of other long-term debt amounted to $0.5 million.

During the first half of fiscal 2003, we repaid $2.7 million on our short-term borrowing facilities.  We also repaid $0.8 million of our long-term debt, the majority of which was the repayment of the mortgage on our building in Scotland..

Current and future liquidity position. As of November 30, 2003, the Company had $10.8 million of cash and cash equivalents and $9.5 million of short-term borrowings of which $7.5 million were outstanding under various lines of credit.  We believe that our available cash resources, which are comprised of cash and cash equivalents, amounts available under the Company’s credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the newly-acquired facility from CIT, both of which occurred in November 2003) and anticipated cash from operations, will be sufficient to meet the Company’s anticipated cash requirements through the remainder of fiscal 2004. However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests.  In August 2003, Compass Bank extended our facility with a reduced availability of $4.0 million through mid-November 2003. At the time of the extension, we were in violation of certain covenants under this facility, for which we obtained a waiver. As part of this extension, Compass Bank modified the covenants of which we were in violation, and we made a payment of $3.0 million to Compass Bank from the proceeds of our August 2003 issuance of $7.0 million in principal amount of convertible debentures due in February 2007. Additionally, our current financing facility with CIT, which has replaced our facility with Compass Bank, is subject to a covenant based on a defined ratio.

We intend to pursue discussions with our lenders to further waive, modify or, possibly, eliminate certain financial covenants in our credit facilities and to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to modify or eliminate such covenants or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. While we anticipate that we will be able to comply with covenants in our credit facilities, we cannot give any assurance that we can comply with the covenants of our existing credit facilities. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

While we believe that our current lines of credit will continue to be available to us through fiscal 2004, all of our lines of credit are payable on demand or subject to periodic, generally annual, review. Given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make our credit facilities available to us, or that new lenders will agree to make credit facilities available to us, on terms or in amounts acceptable to us, or at all.

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

The following table summarizes our contractual cash obligations as of November 30, 2003 and includes the $7.0 million of convertible debentures as long-term debt:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)

Long-term debt including current portion	$10,423	$2,091	$4,144	$4,188	$—
8% convertible debentures	7,000	—	—	7,000	—
Short-term borrowing obligations	7,458	7,458	—	—	—
Operating lease obligations	22,058	2,906	8,734	6,533	3,885
Purchase commitments	26,836	26,836	—	—	—
Deferred credits and other long-term liabilities	8,699	1,167	3,600	2,400	1,532
Total contractual obligations and commercial commitments for cash	$82,474	$40,458	$16,478	$20,121	$5,417

Transactions with related parties:

Two of Metron’s shareholders, FSI and Entegris, owned approximately 11.8%, and 9.6%, respectively, of the outstanding shares of the Company as of November 30, 2003. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the six-month periods ended November 30, 2002 and 2003, such purchases totaled approximately $21.5 million and $9.0 million, respectively. Sales to these shareholders during the first half of fiscal years 2003 and 2004 were $1.0 million and $0.8 million, respectively. At May 31, 2003 and November 30, 2003, amounts payable to these shareholders were $8.7 million and $8.3 million, respectively. At May 31, 2003 and November 30, 2003, amounts receivable from these shareholders were $0.9 million and $0.6 million, respectively.

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

The following table summarizes our material borrowing facilities as of November 30, 2003:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Maximum Amount Available (1)	Recent Interest Rate
	(Dollars in thousands)
CIT ($10.0 million facility with $1.5 million restricted until January 2004)	$8,500	$1,442	$7,058	5.5%
HSBC	2,500	791	1,709	2.8 to 5%
Deutsche Bank	2,978	1,819	1,159	3.0 to 8.5%
Royal Bank of Scotland	3,942	1,969	1,973	5.8%
Bank Leumi	1,612	1,002	610	3.3%
All Others	2,816	435	2,381	3.7 to 9.8%
Total	$22,348	$7,458	$14,890

(1)  Amounts available are subject to each respective borrowing base formula.

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

Market Risk

At November 30, 2003, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars in thousands)

Israeli Shekel	—	6,641	4.50	(63)	December 2003
Singapore Dollar	1,022	493	1.74	(35)	December 2003
				$(98)

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual general meeting of shareholders on October 28, 2003.  The following actions were voted upon at such meeting:

		Affirmative Votes	Negative Votes	Withheld Votes	Abstentions	Broker Non-Votes
1.	Election of six supervisory directors to hold office until 2004:
	Robert R. Anderson	11,049,761	—	48,635	—	—
	Dana C. Ditmore	11,049,761	—	48,635	—	—
	Joel A. Elftmann	11,049,761	—	48,635	—	—
	William L. George	11,049,761	—	48,635	—	—
	Bruce M. Jaffe	11,049,761	—	48,635	—	—
	Sho Nakanuma	11,049,761	—	48,635	—	—
2.	Election of two managing directors:
	Douglas J. McCutcheon	11,049,761	—	48,635	—	—
	Gregory S. Greskovich	10,984,381	—	114,605	—	—
3.	Approval of an increase in the number of shares authorized for issuance under the Company’s Amended and Restated Employee Stock Option Plan, as amended, by 600,000 shares	4,035,616	2,224,054	—	226,282	4,342,444
4.	Approval of an amendment to the Company’s Amended and Restated 1997 Director’s Stock Option Plan, to increase the annual option grant to each Supervisory Director from an option to purchase 3,750 shares to an option to purchase 5,000 shares	6,423,460	106,410	—	226,282	4,342,444
5.	To approve the adoption of the Company’s 2003 Employee Stock Purchase Plan, authorizing an aggregate of 200,000 common shares for issuance under such plan	6,466,757	63,313	—	225,882	4,342,444
6.	To approve the Company’s ability to issue common shares in an aggregate amount exceeding 19.999% of the Company’s outstanding shares pursuant to convertible debentures and warrants issued in August 2003	6,638,975	110,389	—	6,488	4,342,544
7.	Adoption of the Company’s Annual Accounts for the fiscal year ended May 31, 2003	11,036,939	56,555	—	4,902	—
8.	Ratification of the selection of: a) PricewaterhouseCoopers N.V. as statutory auditors of the annual accounts, and b) PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending May 31, 2004	11,073,894	15,700	—	8,802	—
9.	Authorization of the preparation of the Company’s Annual Reports for the fiscal year ended May 31, 2003 in the English language	11,085,958	10,400	—	2,038	—

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

As of November 30, 2003, we had $10.8 million of cash and cash equivalents and $9.5 million of short-term borrowings of which $7.5 million were under our various lines of credit. We incurred net losses of $26.7 million and $12.6 million for the year ended May 31, 2003 and the six-month period ended November 30, 2002, respectively. We believe that our available cash resources, which comprise cash and cash equivalents, amounts available under our credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the newly-acquired facility from CIT, both of which occurred in November 2003) and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004. However, if our revenues are lower or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing we may need may not be available on terms acceptable to us, or at all.  In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 to meet our anticipated cash requirements for fiscal 2005 and beyond.

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

As of November 30, 2003, we had $9.5 million of short-term borrowings, of which $7.5 million were under our various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. For example, our current financing facility with CIT is subject to a covenant based on a defined ratio.

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

Our outstanding convertible debentures may accelerate upon the occurrence of certain events of default, and we may not be able to repay our convertible debentures upon such an acceleration.

In August 2003, the Company completed the sale of $7,000,000 aggregate principal amount of its convertible debentures.  Upon any “Event of Default” (as defined in the convertible debentures and described below), the outstanding convertible debentures and any unpaid interest thereon may, at the holder’s election, become immediately due and payable in cash.  Upon any such acceleration, the aggregate amount so due and payable is determined according to a formula set forth in the convertible debentures, which could result in an aggregate payment in excess of 120% of the principal amount of convertible debentures plus all accrued and unpaid interest thereon plus all other amounts, costs, expenses and liquidated damages due in respect of the convertible debentures.  The “Events of Default” under the convertible debenturesinclude, among other things:

•         any default in the payment of principal, interest or liquidated damages in respect of any convertible debentures (subject to a 5-day cure period);

•         any material breach of any material covenant contained in any of the documents or agreements executed in connection with the Financing (subject to a 15-day cure period);

•         the commencement of certain bankruptcy, liquidation or related procedures by or against the Company or certain of its subsidiaries;

•         any default by the Company in its obligations under certain of the Company’s current or future mortgages, credit agreements, facilities and other indebtedness if that default results in the acceleration of any payment under that indebtedness;

•         certain change of control transactions involving the Company or certain redemptions or repurchases by the Company of more than 100,000 of the Company’s outstanding common shares; and

•         certain other events described in the convertible debentures.

We cannot give any assurance that our cash reserves in the event of such an acceleration of the convertible debentures will be sufficient to repay the amounts due and payable upon such an acceleration.  In addition, the use of our cash reserves to make any such accelerated repayment of the convertible debentures could seriously harm our business.

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

•       a supplier’s dissatisfaction with our level or quality of service; and

•       the failure of a supplier’s business.

We have lost suppliers in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates’ products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In January 2001, we entered into an agreement with Entegris to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology, except in Korea. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003.  Our revenues for FSI products and services in Europe and Asia were approximately $13.3 million and $1.2 million (11.0% and 1.3% of revenue) for the six-month periods ended November 30, 2002, and 2003, respectively.

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

In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide.  The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI.  During the first half of fiscal 2004, we terminated an additional 46 employees, and we abandoned unutilised leased facilities as part of our restructuring.  Workforce reductions could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

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

While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We commenced implementation of the new system in Europe in 2001 and 2002. We implemented the financial management reporting system to support the centralization of our European operations into an entity called Metron Europa during our second quarter of fiscal 2004, and to commence the implementation in Asia with the next installation scheduled for Singapore after implementation in Metron Europa has been completed.  We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 18 to 24 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

Our annual debt service obligations on our 8% convertible debentures due 2007 are approximately $0.6 million per year in interest payments. Our indebtedness could have significant negative consequences, including: requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness if we do not make interest payments in our common shares rather than cash, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources. The existence of debt service obligations and the anti-dilution provisions of our convertible debentures may also limit our ability to obtain additional financing on terms favorable to us.

We may not be successful in our effort to penetrate Japan, which could limit our future growth.

On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. (Metron Japan) in Yokohama, Japan. Approximately 22% of the world’s production of semiconductors in 2002 took place in Japan. Accordingly, to reach all of the world’s major semiconductor markets, we will need to be successful in our efforts to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan. We intend Metron Japan to serve as our headquarters for building partnerships with original equipment manufacturers (OEMs) in Japan and to provide service and outsource solutions in the local market.   We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003.  This transition will mean that we can no longer sell these FSI products to our customers in these regions, which could result in the loss of some customers.  Our revenues for FSI products and services in Europe and Asia were approximately $13.3 million and $1.2 million (11.0% and 1.3% of revenue) for the six-month period ended November 30, 2002, and 2003, respectively. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

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

While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. For example, in the second quarter of fiscal 2002, we recorded exchange losses of approximately $470,000. In fiscal 2003, approximately $449,000 of the foreign exchange loss pertained to the cost of hedging the Israel Shekel.  The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.  Given the number of currencies involved, the substantial volatility of currency exchange rates and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Risks related to investing in our common shares.

We are significantly controlled by FSI and Entegris, which may limit your ability to influence the outcome of director elections and other shareholder matters.

As of November 30, 2003, FSI owned 11.8%, and Entegris owned 9.6%, of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998

2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited

2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998

2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998

3.1(i)	Articles of Association of the Registrant and translation thereof

4.1(i)	Specimen Common Share Certificate

4.2(iii)	Form of 8% Convertible Debenture

4.3(iii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers

4.4(iii)	Form of Common Share Warrant issued to the Purchasers

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(i)            Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)           Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)          Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

*              This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Metron for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

The Company’s current report on Form 8-K filed with the SEC on October 2, 2003, describing and filing the Company’s press release announcing that the Company had completed its purchase of the Eclipse physical vapor deposition equipment product line from Tokyo Electron Ltd.

The Company’s current report on Form 8-K filed with the SEC on October 9, 2003, describing and furnishing the press release announcing the Company’s earnings for the fiscal first quarter ended August 31, 2003, which press release included the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for the period[s].

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: January 14, 2004	/s/ DOUGLAS J. McCUTCHEON

Douglas J. McCutcheon
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as principal accounting officer