Form 10-Q
period 2004-02-29
METRON TECHNOLOGY N V
filed 2004-04-14
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2004
Common shares, par value EURO 0.44 per share	12,760,608

METRON TECHNOLOGY N.V.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per share data)

	Three months ended		Nine months ended
	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004

Net revenue	$57,896	$52,739	$179,020	$143,699
Cost of revenue	47,074	41,202	146,207	113,458
Gross profit	10,822	11,537	32,813	30,241
Selling, general and administrative	14,286	13,260	43,028	39,365
Research, development and engineering	—	705	—	1,808
Restructuring costs	1,206	724	2,998	3,256
Goodwill impairment	8,292	—	8,292	—
Other operating income, net of associated costs	—	—	1,354	—
Operating loss	(12,962)	(3,152)	(20,151)	(14,188)
Equity in net income (loss) of joint ventures	—	1	36	(50)
Other expense, net	(351)	(777)	(1,237)	(1,869)
Loss before income taxes	(13,313)	(3,928)	(21,352)	(16,107)
Provision (benefit) for income taxes	(686)	211	(943)	682
Net loss	$(12,627)	$(4,139)	$(20,409)	$(16,789)
Loss per common share
Basic and diluted	$(0.96)	$(0.33)	$(1.56)	$(1.33)

Weighted average number of shares
Basic and diluted	13,121	12,662	13,067	12,639

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Three months ended		Nine months ended
	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004

Net loss	$(12,627)	$(4,139)	$(20,409)	$(16,789)
Other comprehensive income (loss)
Foreign currency translation	1,686	836	3,083	806
Loss from foreign currency forward contracts	27	—	—	—
Comprehensive loss	$(10,914)	$(3,303)	$(17,326)	$(15,983)

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	May 31, 2003	February 29, 2004

ASSETS
Cash and cash equivalents	$12,179	$7,047
Accounts receivable	38,168	36,216
Loan to officer/shareholder	110	110
Inventories	38,131	42,778
Prepaid expenses and other current assets	14,124	13,598
Total current assets	102,712	99,749
Property, plant and equipment, net	24,921	22,818
Intangible and other assets, net	854	6,639
Total assets	$128,487	$129,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$21,511	$22,318
Amounts due to affiliates	8,711	5,166
Accrued wages and employee-related expenses	5,231	4,887
Deferred revenue	4,496	5,497
Short-term borrowings and current portion of long-term debt	13,261	12,745
Amounts payable to shareholders	170	166
Other current liabilities	12,491	13,463
Total current liabilities	65,871	64,242
Long-term debt, excluding current portion	1,662	8,344
8% convertible debentures	—	1,419
Other long-term liabilities	3,148	7,310
Total liabilities	70,681	81,315

Commitments	—	—

Shareholders’ equity:
Preferred shares	—	—
Common shares and additional paid-in capital	41,285	47,353
Retained earnings	17,577	788
Cumulative other comprehensive (loss) income	(443)	363
Treasury shares	(613)	(613)
Total shareholders’ equity	57,806	47,891
Total liabilities and shareholders’ equity	$128,487	$129,206

See accompanying Notes to Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended
	February 28, 2003	February 29, 2004

Cash flows from (used for) operating activities:
Net loss	$(20,409)	$(16,789)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,175	4,845
Provision for doubtful accounts receivable	154	(17)
Provision for inventory valuation	936	—
Interest accretion and amortization of placement agent fees	—	172
Gain on modification of Entegris distribution agreement	(1,354)	—
Deferred income taxes	784	—
Goodwill impairment	8,292	—
Restructuring costs, non-cash portion	—	469
Other	(61)	25
Changes in assets and liabilities, net of asset acquired:
Accounts receivable	6,018	1,989
Inventories	6,610	3,193
Prepaid expenses and other current assets	(775)	461
Accounts payable	(5,098)	805
Amounts due affiliates	1,894	(3,545)
Accrued wages and employee-related expenses	(314)	(344)
Deferred revenue	(889)	936
Advance from affiliate	3,000	—
Other current liabilities	(2,025)	(228)
Net cash flows from (used for) operating activities	938	(8,028)
Cash flows used for investing activities:
Additions to property, plant and equipment	(2,605)	(1,794)
Proceeds from the sale of property, plant and equipment	248	68
Purchase of Eclipse product line inventories and license agreement	—	(13,677)
Other assets	67	(357)
Other long-term liabilities	115	(445)
Net cash flows used for investing activities	(2,175)	(16,205)
Cash flows from (used for) financing activities:
Increase (reductions) of short-term borrowings, net	(8,067)	(1,537)
Proceeds from issuance of long-term debt	52	156
Proceeds from issuance of 8% convertible debentures	—	7,000
Proceeds from issuance of notes payable and license obligation for the Eclipse product line	—	13,677
Principal payments on long-term debt	(960)	(155)
Payments to shareholders	(62)	(128)
Proceeds from issuance of common shares	191	357
Net cash flows from (used for) financing activities	(8,846)	19,370
Effect of exchange rate changes on cash and cash equivalents	1,474	(269)
Net change in cash and cash equivalents	(8,609)	(5,132)
Beginning cash and cash equivalents	19,949	12,179
Ending cash and cash equivalents	$11,340	$7,047

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. (“Metron” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation.  Historical results are not necessarily indicative of the results that the Company expects in the future.  This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2003 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the SEC.

Liquidity

For the fiscal year ended May 31, 2003, and the nine-month period ended February 29, 2004, the Company incurred net losses of $26.7 million and $16.8 million, respectively. As of February 29, 2004, the Company had $7.0 million of cash and cash equivalents and $12.7 million of short-term borrowings of which $11.1 million were outstanding under various lines of credit. All lines of credit are payable on demand or subject to periodic, generally annual, review.

Metron operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. The Company has substantially completed a significant shift in its focus to expand its capability to manufacture and rebuild certain legacy equipment in addition to supporting its continuing distribution activities for both the equipment solution and fab solution groups.  The Company has acquired the rights from certain original equipment manufacturers (OEMs) to build and sell certain legacy products and to provide continuing manufacturing capability and field support to the OEMs’ customer base for those products.

The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents, amounts available under its credit facilities anticipated cash from operations, will be sufficient to meet the Company’s anticipated cash requirements through fiscal 2004. However, if the Company’s revenues are lower than expected or its expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, the Company’s available cash resources, including amounts available under its credit facilities, may not be sufficient for the Company’s cash requirements.  In addition, existing and potential customers and vendors may take actions that could further harm the Company’s liquidity position if they believe that the Company’s cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. If the Company does not succeed in raising additional financing, if any, when needed, the Company may not be able to meet its intended business objectives, including its obligations to Tokyo Electron Ltd. (“TEL”) under the $7.6 million promissory note and the $6.0 million license agreement (See Note 2).

Loss Per Share

Basic and diluted loss per common share calculations are based on the weighted-average number of common shares outstanding in each period. The weighted-average number of shares for the three months ended February 28, 2003 and February 29, 2004 were 13,121,000 shares and 12,662,000 shares, respectively. The weighted-average number of shares for the nine-months ended February 28, 2003 and February 29, 2004 were 13,067,000 shares and 12,639,000 shares, respectively.

Options to purchase 3,576,000 and 4,251,000 common shares of the Company were excluded from the calculation of diluted earnings per share for the three- and nine-month periods ended February 28, 2003 and February 29, 2004, respectively, because their effect was anti-dilutive. Approximately 1,847,000 common shares issuable upon conversion of the convertible debentures (excluding shares that may be issued in payment of interest) and approximately 867,000 shares issuable upon exercise of warrants issued in conjunction with the convertible debentures were excluded from the computation because their effect was anti-dilutive for the fiscal quarter and nine month period ended February 29, 2004.

Revenue Recognition

The Company’s revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).  SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by future installation is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the amount the customer retains exceeds the deferred installation revenue, all or a portion of the residual equipment revenue is deferred.  Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer’s acknowledgement that the equipment is available for production use. Occasionally, the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment.  The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as it acquires rights to do so from OEMs.  Revenues from the sale of legacy equipment where the Company does not have a manufacturing history are recognized upon customer acceptance.

Revenues from the sale of materials and other products other than equipment are generally recognized on the shipment of goods to customers. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers.

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory are as follows:

	May 31, 2003	February 29, 2004
	(Dollars in thousands)

Equipment, spare parts and material inventory	$37,250	$39,184
Delivered equipment pertaining to deferred revenue	881	3,594
Total inventories	$38,131	$42,778

In September 2003, the Company acquired $7.6 million of inventory in connection with the Eclipse product line (See Note 2).

Deferred Warranty Revenue

Prior to the implementation of EITF 00-21 a portion of the sale represented by the fair value of warranty revenue was deferred when the equipment was delivered to customers and recognized ratably over the warranty period. Upon implementation of EITF 00-21, warranty revenue ceased being deferred.  Instead the Company accrues the estimated cost of the future warranty obligation.  The amount of deferred warranty revenue will be recognized over the remaining warranty period.  Deferred warranty revenue activity was as follows:

	For the year ended May 31, 2003	For the nine months ended February 29, 2004
	(Dollars in thousands)

Balances at beginning of the period	$5,006	$2,589
Warranty revenue deferred on equipment sales	3,368	944
Warranty revenue recognized	(6,661)	(1,739)
Foreign exchange effect	876	65
Balances at the end of the period included in deferred revenue	$2,589	$1,859

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

	Three months ended		Nine months ended
	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004
	(Dollars in thousands, except per share data)
Net loss:
Net loss as reported	$(12,627)	$(4,139)	$(20,409)	$(16,789)
Fair value of stock based employee compensation expense (a) (b)	724	462	2,318	1,877
Stock based employee compensation expense in the financial statements as reported	—	—	—	—
Pro forma net loss	$(13,351)	$(4,601)	$(22,727)	$(18,666)

Loss per common share
Basic and diluted
As reported	$(0.96)	$(0.33)	$(1.56)	$(1.33)
Pro forma	$(1.02)	$(0.36)	$(1.74)	$(1.48)

(a)                                  Based on the following assumptions for stock option grants in the three- and nine-month periods ended February 28, 2003 and February 29, 2004: risk-free weighted average interest rates for three-month periods ended February 28, 2003 and February 29, 2004 were 3.0%; risk free average rates for the nine-month periods ended February 28, 2003 and February 29, 2004 were 3.4% and 2.9% respectively; the weighted average expected option lives is 5.0 years; no dividend yield, and a volatility of 83% has been used for the three- and nine-month periods ended February 28, 2003 and 81% for the three- and nine-month periods ended February 29, 2004.

(b)                                 Based on the following assumptions: For the ESPP for both the three- and nine-month periods ended February 28, 2003: risk-free weighted average interest rate of 1.86% with a volatility of 83%; weighted average expected option lives of 6 months; and no dividend yield.  For the ESPP for the three-month period ended February 29, 2004: risk free weighted average interest rate of 1.03% with a volatility of 81%; weighted average expected option lives of 6 months; and no dividend yield.  During the six-month period ended November 30, 2003 , there was no ESPP activity.

2.                                      PURCHASE OF ECLIPSE PRODUCT LINE

In September 2003, the Company acquired certain assets related to the Eclipse® physical vapor deposition equipment product line from TEL. These assets consisted primarily of inventories, intellectual properties pursuant to a license agreement and certain other assets.

As consideration, Metron Technology Distribution Corporation (“MTDC”), a wholly-owned subsidiary of the Company, issued to TEL a five-year promissory note in the principal amount of approximately $7.7 million, which bears interest at approximately 1.6% per annum, primarily for the purchase of Eclipse® inventory at fair value.  Principal and interest are payable quarterly beginning September 2004 over a five-year period. As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL’s net book value of fixed assets acquired.  Additionally, MTDC entered into a royalty-free, irrevocable, worldwide, perpetual, and nontransferable license agreement providing for payments by MTDC over a 5 year period totaling $6.0 million and an agreement to sublease the facility used by TEL in connection with manufacturing of the Eclipse products.  The fair value of the license agreement, $6.0 million, has been recorded in Intangibles and other long-term assets and is being amortized on a straight-line basis over its estimated useful life of 5 years.  The $6.0 million obligation for the license agreement has been recorded in Other current liabilities of $1.2 million and Other long-term liabilities of $4.8 million.

3.                                      FINANCING AGREEMENT

In November 2003 the Company through its wholly owned subsidiary, T.A. Kyser Co. (“Kyser”), entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”).  The agreement provides the Company with an up to $10.0 million dollar revolving credit facility.  The amount available for borrowing is based on a formula of Kyser’s eligible accounts receivable, and is subject to certain adjustments.  Interest is payable monthly, and is based on a per annum rate comprised of the prime rate of Chase Bank plus 1.5%, which is applied to the average daily balances outstanding under the facility.  The interest rate at February 29, 2004 was 5.5%.  The facility is collateralized by the assets of Kyser, guaranteed by the Company, and is subject to a financial covenant based on a defined formula.  We were in violation of this covenant for January 2004, for which we obtained a waiver. As of February 29, 2004 we were in compliance with the requirements of the covenant.  Upon funding of the facility, the Company terminated its credit facility with Compass Bank, and repaid the remaining balance of $2.9 million from the initial funds borrowed from CIT.  Borrowings under the CIT agreement at February 29, 2004 were $5.0 million.

4.                                      CONVERTIBLE DEBENTURES

In August 2003, the Company issued convertible debentures for $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  The debentures are convertible into approximately 1,847,000 common shares of the Company at any time after the closing date based on a per-share price equal to $3.79.  The closing per share price of the transaction was equal to the volume-weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including August 20, 2003. The quarterly interest is payable at the Company’s option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeds $10.34, subject to certain conditions.  After February 25, 2007, the remaining balance of the debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

The Company issued the purchasers and the placement agent of the convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One-half of the warrants are exercisable at $3.97 per share, with the remaining warrants being exercisable at $4.31 per share. All warrants are exercisable for a four-year period after August 2003.  Additionally, the Company paid a fee of $287,000 to the placement agent, which will be amortized over the life of the debt.

The convertible debentures and warrants were recorded at their relative fair values. The fair value of the debt was determined to be $4.7 million. The fair value assigned to the warrants was determined using the Black Scholes option pricing model and approximately $2.3 million was recorded as a discount of the debt and as an increase in shareholders’ equity. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend because the conversion price of the convertible debentures, after taking into account the fair value of the warrants, was less than the closing price of the Company’s common shares, which was $4.34 per share on the closing date.  The deemed dividend of approximately $3.4 million was recorded as a further discount to the debentures and an increase to shareholders’ equity.  The deemed dividend and fair value of the warrants will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method.  The following table summarizes the valuation of the convertible debentures.

(Dollars in thousands)	February 29, 2004
8% convertible debentures principal	$7,000
Less: Interest discount included in shareholders’ equity:
Fair value of warrants	2,348
Deemed dividend	3,364
1,288
Interest accretion	131
8% convertible debentures	$1,419

5. GOODWILL

On June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that goodwill and intangible assets determined to have an indefinite useful life and acquired in a purchase business combination were not to be amortized and had to be evaluated for impairment annually.

The Company’s market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) had been below its net book value (NBV) since July 2002 and substantially below NBV for the eight-month period ended February 28, 2003.  As a result, the comparison of the estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value was fully impaired.  Accordingly, the Company recognized an impairment charge of $8.3 million, the entire carrying value of the goodwill, in the three-month period ended February 28, 2003.  Goodwill impairment amounted to $7.4 million that pertained to the equipment solutions group, and $0.9 million for the fab solutions group.

6.                                      RESTRUCTURING COSTS

For the nine-month period ended February 28, 2003, the Company incurred $3.0 million of restructuring costs pertaining to the cost of terminating of 88 employees and the remaining lease commitments on certain abandoned facilities.  The equipment solutions group terminated 63 employees, the fab solutions group terminated 3 employees and 22 terminated employees were part of finance and administration.

For the nine-month period ended February 29, 2004, the Company terminated 73 employees as follows: the equipment solutions group terminated 35 employees, the fab solutions group terminated 28 employees and 10 terminated employees were part of finance and administration. Remaining accrued personnel costs as of February 29, 2004 will be paid by May 2004.  The Company incurred approximately $1.9 million of restructuring costs in the equipment solutions segment, of which $1.1 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets.  The fab solutions group incurred approximately $0.8 million of restructuring costs, of which $0.3 million was for personnel terminations and $0.5 million pertained to the abandonment of leased facilities. Other groups incurred approximately $0.6 million of restructuring costs, of which $0.5 million was for personnel terminations and $0.1 million pertained to the abandonment of leased facilities.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

The following table summarizes the restructuring costs and remaining accrued liabilities, of which $2.2 million is included in current liability and $0.3 million is included in other long-term liability as of February 29, 2004.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
For the three-month period
Balances, November 30, 2002	$1,099	$262	—	$1,361
Amounts accrued	847	359	—	1,206
Amounts paid	(1,149)	(108)	—	(1,257)
Balances, February 29, 2003	$797	$513	—	$1,310

For the three-month period
Balances, November 30, 2003	$892	$2,074	—	$2,966
Amounts accrued	598	126	—	724
Amounts paid	(775)	(441)	—	(1,216)
Balances, February 29, 2004	$715	$1,759	—	$2,474

For the nine month period
Amounts accrued	$2,377	$621	—	$2,998
Amounts paid	(1,580)	(108)	—	(1,688)
Balances, February 29, 2003	$797	$513	—	$1,310

For the nine month period
Balances, May 31, 2003	$607	$2,098	—	$2,705
Amounts accrued	1,946	841	469	3,256
Non-cash reductions	—	—	(469)	(469)
Amounts paid	(1,838)	(1,180)	—	(3,018)
Balances, February 29, 2004	$715	$1,759	—	$2,474

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

Segment information

	Equipment Solutions Group	Fab Solutions Group	Other	Total
	(Dollars in thousands)
Three months ended February 28, 2003, reclassified
Net revenues	$22,467	$35,429	$—	$57,896
Restructuring costs	$725	$204	$277	$1,206
Goodwill impairment	$7,352	$940	$—	$8,292
(Loss) income before income taxes	$(8,396)	$1,988	$(6,905)	$(13,313)

Three months ended February 29, 2004
Net revenues	$18,233	$34,506	$—	$52,739
Restructuring costs	$376	$123	$225	$724
(Loss) income before income taxes	$571	$1,279	$(5,778)	$(3,928)

Nine months ended February 28, 2003, reclassified
Net revenues	$66,313	$112,707	$—	$179,020
Restructuring costs	$2,260	$300	$438	$2,998
Goodwill impairment	$7,352	$940	$—	$8,292
(Loss) income before income taxes	$(11,964)	$7,637	$(17,025)	$(21,352)

Nine months ended February 29, 2004
Net revenues	$46,269	$97,430	$—	$143,699
Restructuring costs	$1,947	$839	$470	$3,256
(Loss) income before income taxes	$(2,915)	$3,173	$(16,365)	$(16,107)
Assets at February 29, 2004	$61,809	$49,834	$17,563	$129,206

Geographic information

	Three-months ended February 28,		Nine months ended February 28,
	February 28 2003	February 29 2004	February 28 2003	February 29 2004
	(Dollars in thousands)
Net revenues:
United States	$14,326	$19,214	$51,275	$49,051
Germany	5,143	4,819	20,907	16,231
Singapore	8,308	5,371	27,628	14,930
Israel	4,156	6,139	10,877	13,768
United Kingdom	3,464	3,743	13,125	10,440
France	12,615	2,595	25,755	9,170
The Netherlands	2,146	2,325	7,082	6,829
Other nations	7,738	8,533	22,371	23,280
Geographic totals	$57,896	$52,739	$179,020	$143,699

	May 31, 2003	February 29, 2004
	(Dollars in thousands)
Long-lived assets, net:
The Netherlands	$11,284	$10,494
United Kingdom	4,731	4,235
United States	2,970	8,914
Singapore	2,584	2,098
Other nations	4,206	3,716
Geographic totals	$25,775	$29,457

8.                                      RECENT ACCOUNTING PRONOUNCEMENTS

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Metron does not expect the adoption of SAB 104 to have a material effect on its financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2003, filed with the SEC on August 29, 2003. This discussion of the third quarters of fiscal 2003 and 2004 refers to the fiscal quarters that ended on February 28, 2003 and February 29, 2004.

Overview

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a leading global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in all areas of the world where there is a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three- and nine-month periods ended February 28, 2003 and February 29, 2004:

	Three months ended		Nine months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004
	(Dollars in thousands)
Net revenue
Europe	$31,171	$21,464	$87,055	$63,963
Asia	12,399	12,061	40,690	30,685
United States	14,326	19,214	51,275	49,051
Total net revenue	$57,896	$52,739	$179,020	$143,699

	Three months ended		Nine months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004
	(Percentage of net revenue)
Net revenue
Europe	53.8%	40.7%	48.6%	44.5%
Asia	21.4	22.9	22.7	21.4
United States	24.8	36.4	28.7	34.1
Total net revenue	100.0%	100.0%	100.0%	100.0%

We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. For products from our suppliers, we generally recognize revenue upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation. In certain circumstances, depending on the specific terms of the transaction, such as when the amount the customer retains exceeds the deferred installation revenue, all or a portion of the residual equipment revenue is deferred. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer’s fab personnel. Revenue is deferred until technical acceptance for the sales of legacy equipment where we have no manufacturing history.  We recognize service revenue in the periods the services are rendered to customers.

Prior to our fiscal year 2004, we were organized into two worldwide operating divisions: materials and equipment. However, our portfolio is focused on delivering outsource solutions to the semiconductor industry.  Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating groups: equipment solutions and fab solutions.

Equipment solutions are focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and early generation equipment. Many innovative, specialized semiconductor equipment manufacturers lack sufficient infrastructure to market, sell and support their products in a global market.  We believe that our experienced, global organization will be key to the introduction and continued support of these advanced technologies in the industry. Over the last several years, under license from original equipment manufacturers

(OEMs), we have begun to market, sell, manufacture and support early generation semiconductor equipment.  Our outsource offering to OEMs allows them to concentrate on the development of new generation equipment and maintain critical levels of support for mature equipment. Our focus on early generation equipment ensures customer satisfaction through an extended product life cycle.  We refer to the early generation equipment as the Legends Product Line.  Previous generation equipment remains fundamental for many semiconductor manufacturers today.  As the installed equipment base matures, access to critical technical expertise and repair capability can deteriorate.  We provide the continued availability of service, spares and manufacturing capability for mature capital equipment.

To facilitate the transition to the Legends Product Line, we acquired previous generation product lines from OEMs. In March 2002, we purchased the AG Associates rapid thermal processing (RTP) product line from Mattson Technology. In September 2003, we acquired certain assets related to the Eclipse physical vapor deposition (PVD) equipment product line from Tokyo Electron Ltd. (TEL). The Company also operates as an authorized re-manufacturer of PVD equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD).

Fab solutions represent a new outsourcing model for the semiconductor industry.  Fab solutions are focused on the needs of the semiconductor fab.  Through an extensive network of preferred suppliers and branded services, we are able to offer our customers a comprehensive portfolio to address the critical, non-core functions of the fab.  Our fab solutions model allows our customers to streamline the supply chain while maintaining the flexibility to manage varying market conditions. By outsourcing the critical, non-core areas of the fab, customers can focus valuable resources on developing competitive technologies.  Our fab solution group derives the majority of its revenue from sales of materials and components. The remainder of the group’s revenue comes from parts cleaning services, other outsourcing services and commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

For the first nine months of fiscal 2003 and 2004, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies that we represent, who we refer to as our suppliers. As of February 28, 2003 and February 29, 2004, of our total revenue, the sale of products manufactured by FSI International, Inc. (“FSI”) represented 11.4% and 2.3%, respectively, the sale of products manufactured by Entegris, Inc. (“Entegris”) represented 13.7% and 17.1%, respectively, and the sale of products manufactured by Cabot Microelectronics Corporation  (“Cabot Microelectronics”) represented 15.9% and 3.2%, respectively.

In addition, FSI and Entegris are our two of our largest shareholders and held 11.8% and 8.6%, respectively, of our outstanding shares as of February 29, 2004. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue. However, with our increased focus on manufacturing the Legends Product Line we believe that suppliers will comprise a smaller source of revenue compared to our manufactured products.

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

In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore.  The effective date of the transition was June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $8.3 million for the third quarter of fiscal 2003, while there was no such revenue during our third quarter of fiscal 2004. For the nine months ended February 28, 2003 and February 29, 2004, related Cabot revenue was $25.2 million and $1.3 million, respectively.

In October 2002, the Company and FSI entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to represent FSI products in Israel. The Company’s revenues for FSI products and services in Europe and Asia were approximately $9.9 million and $0.2 million for the fiscal quarters ended February 28, 2003 and February 29, 2004, respectively, and approximately $21.9 million and $1.4 million for the nine months ended February 28, 2003 and February 29, 2004, respectively.

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

Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).  SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation is deferred and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the amount the customer retains exceeds the deferred installation revenue, all or a portion of the residual equipment revenue is deferred.  The installation revenue we defer for each machine sold requires us to estimate the amount of time we expect it to take to install the equipment. The estimated time is valued using the fair value of our service rates in each country.  We review the adequacy of our estimates periodically and revise them as necessary.  We recognize deferred installation revenue and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab.

We continue to expand our capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment.  Revenues from the sale of legacy equipment where we do not have any manufacturing history are recognized upon customer acceptance.

Valuation of accounts receivable and inventory.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on our historical experience and our current assessment of the credit-worthiness of specific customers. The allowances are re-evaluated and adjusted at each balance sheet date as additional information is received that impacts the amount reserved.

The Company values its inventory at the lower of cost or market. The Company analyzes the composition of its inventory and identifies and evaluates slow-moving or obsolete inventory to determine if any provisions are required. Estimated provisions are based on past usage and on assumptions about future demand and market conditions.

Evaluation of long-lived assets.    We review our long-lived assets, primarily fixed and intangible assets, periodically.  We record an impairment loss to reduce the carrying value of our long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable because it exceeds the fair value of the long-lived assets.

As a result of some of our business acquisitions, we had as of May 31, 2002, approximately $8.3 million in goodwill remaining after amortizing $1.2 million and $1.3 million of goodwill during fiscal 2001 and 2002, respectively.  With the adoption of Statement of Financial Accounting Standards (SFAS)

No. 142, Goodwill and Other Intangible Assets as of June 1, 2002, goodwill was not amortized during fiscal 2003.  In lieu of amortization, we were required to perform an impairment review of our goodwill.  Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company’s restructuring activities and an agreement providing for the early termination of the FSI distribution agreement, the Company performed an interim assessment of the carrying value of goodwill during its second quarter ended February 28, 2003.  The result of both assessments indicated that the carrying value of the Company’s goodwill was not impaired.

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

Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance. During our fourth quarter of fiscal 2003, we provided a valuation allowance for all of our deferred tax assets, which remain fully reserved.  Tax provisions in fiscal 2004 reflects taxable income in foreign jurisdictions and adjustments for fiscal 2003 taxes due to changes in estimates.

Results of Operations

During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses for fiscal 2002. We believed that, despite short-term slowdowns, the semiconductor industry had long-term growth opportunities. As a result, we believed we had to maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003.  As a result, we announced in October 2002 plans to reduce our number of employees by approximately 125 in addition to the approximately 90 employees we expected to be transferred to FSI as part of the termination of our distribution agreement with FSI.  As of May 31, 2003, we had terminated 125 employees, and on March 1, 2003, we transferred 93 employees to FSI. During the first nine months of fiscal 2004, our revenues and expenses did not meet our expectations.  Accordingly, we terminated an additional 73 employees and abandoned the use of eight leased facilities. We expect revenue for our fourth quarter of fiscal 2004 will be greater than our revenue our third quarter of fiscal 2004.

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

The following table presents certain consolidated statements of operations data as a percentage of net revenue for the three and nine-month periods ended February 28, 2003 and February 29, 2004.

	Three months ended		Nine months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.3	78.1	81.7	79.0
Gross margin	18.7	21.9	18.3	21.0
Selling, general, administrative, and other expenses	24.7	25.1	24.0	27.4
Research, development and engineering	—	1.4	—	1.2
Restructuring costs	2.1	1.4	1.7	2.3
Impairment of goodwill	—	—	4.6	—
Other operating income, net of associated costs	14.3	—	0.8	—
Operating margin	(22.4)%	(6.0)%	(11.2)%	(9.9)%

The following table shows our equipment solutions group and fab solutions group revenue as an amount and as a percent of net revenue, together with the related gross margins:

	Three months ended		Nine months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004
	reclassified		reclassified
	(Dollars in millions)
Net revenue
Equipment solutions group	$22.5	$18.2	$66.3	$46.3
Fab solutions group	35.4	34.5	112.7	97.4

Net revenue
Equipment solutions group	38.8%	34.6%	37.0%	32.2%
Fab solutions group	61.2	65.4	63.0	67.8

Gross margins
Equipment solutions group	17.1%	24.5%	16.2%	22.4%
Fab solutions group	19.7	20.5	19.6	20.4

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Net Revenue

Equipment solutions group.  The equipment solutions group’s net revenue for the three months ended February 29, 2004 was $18.2 million, a decrease of $4.3 million or 18.8% from the three months ended February 28, 2003. This decrease includes a decrease of $9.8 million for FSI products and service revenue due to the loss of that product line in all areas of the world, except Israel.  Geographically revenue increases in Asia and the United States were offset by the revenue decline in Europe.  Revenues increased in all product areas of the equipment solutions group, except for the sale of specialty equipment and spare parts, which more than offset the increases for the rest of our product offerings.  While replacement revenues from our second quarter acquisition of the Eclipse product line provided significant growth for our legacy products, this growth was not able to offset the loss of the FSI product line. Revenues from the Eclipse products were $2.1 million and $6.0 million for our second and third fiscal quarters of 2004, respectively.

Fab solutions group.  The fab solutions group’s net revenue for the three months ended February 29, 2004 was $34.5 million, a decrease of $0.9 million or 2.6% from the three months ended February 28, 2003. Revenue from our parts cleaning units was slightly higher; however, lower revenue generated by the materials unit and lower commissions. The effect of the loss of the Cabot Microelectronics product line in all regions of the world, except Israel, was $8.2 million of revenue for our third quarter of fiscal 2004. Geographically, the group’s revenues were lower in Europe and Asia, while revenues in the United States increased when compared to the three months ended February 28, 2003. The revenue for the materials component of the group tends to track wafer starts, which is the number of new silicon wafers that semiconductor makers start to transform into semiconductor devices, and capacity utilization, which is the proportion of available capacity that semiconductor makers are using.  Both metrics, have been improving during our third quarter of fiscal 2004.

Gross Margins

Equipment solutions group.  The group’s gross margin of 24.5% increased from 17.1% for the three months ended February 29, 2004, compared to the three months ended February 28, 2003. The increase was primarily due to the increase in margins from legacy spare parts sales, service and commission revenue. Of the improvement in gross margins approximately 80 basis points pertained to the sale of products where inventory had been previously written down. Margins from the legacy spares equipment component contributed to the increase primarily because of the margin on the sales of spare parts from the Eclipse product line acquired during our second quarter of fiscal 2004; however, margins for specialty spare parts declined as a result of lower margins resulting from the sale of the remaining FSI spare parts inventory.  Margins for specialty equipment declined due to the mix of low margin equipment being sold in the third quarter of fiscal 2004.  Geographically, margins improved in both Europe and Asia, but declined in the United States.

Fab solutions group.  The gross margin of 20.5% for the fab solutions group increased 80 basis points for the three months ended February 29, 2004, compared to the three months ended February 28, 2003.  Margins for the materials component and parts cleaning units improved and were the primary reason for the overall increase for the group.  Geographically, margins improvement in Europe was offset by declines in Asia and the United States.

Expenses

Selling, general and administrative.  SG&A expenses for the three months ended February 29, 2004 were $13.3 million, down $1.0 million from the $14.3 million incurred in the three months ended February 28, 2003.  The increase in the value of the EURO and British Pound contributed to an increase of approximately $0.5 million of SG&A costs in the fiscal quarter ended February 29, 2004 when compared to the third quarter of the prior fiscal year.  SG&A expenses consist principally of salaries and other employment-related costs, travel and entertainment, occupancy, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. About 57% of SG&A expenses consist of salaries and other employment-related costs.

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

Restructuring costs. During our second quarter of fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the employees that we expected would be transferred to FSI. During the quarter ended February 28, 2003, the Company incurred an additional $1.2 million of the restructuring costs pertaining to the cost of terminating of 36 employees and the remaining lease commitments on the abandonment of certain facilities in both the equipment and materials segments.  The total number of employees terminated as of February 28, 2003 was 124 people.  The equipment solutions group reduced its headcount by 66 employees, the fab solutions group terminated 12 employees, and 46 terminated employees were part of finance and administration.

During our third quarter of fiscal 2004, the Company terminated an additional 27 employees as follows: the equipment solutions group terminated 14 employees, the fab solutions group terminated 7 employees and 6 terminated employee was part of finance and administration. Accrued personnel costs remaining will be paid by May 2004.  The Company incurred approximately $0.4 million of restructuring costs in the equipment solutions group. The fab solutions group incurred approximately $0.1 million of restructuring costs, and the other segment incurred $0.2 million.

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

Nine Months Ended February 29, 2004 Compared to Nine Months Ended February 28, 2003

Net Revenue

Equipment solutions group.  The equipment solutions group’s net revenue for the nine months ended February 29, 2004 was $46.3 million, down $20.0 million or 30.2% from the nine months ended February 28, 2003. Decreases in revenues in the equipment group were primarily due to the termination of the FSI distribution agreement for sale of FSI products and services in all areas of the world except Israel.  This contributed to $20.5 million of the revenue decline during the nine months ended February 28, 2003. Equipment and spare parts revenues from the Eclipse product line acquired from TEL during the second quarter of fiscal 2004 were approximately $8.1 million.

Fab solutions group.  The fab solutions group’s net revenue declined for the nine months ended February 29, 2004 when compared to the same period in 2003.  Revenue was $97.4 million, down $15.3 million or 13.6% from the nine months ended February 28, 2003.  The loss of $23.9 million in revenue from Cabot Microelectronics products was the cause of the decline.

Gross Margins

Equipment solution group.  The equipment solution group’s gross margin increased 620 basis points to 22.4% for the nine months ended February 29, 2004 when compared to the nine months ended February 28, 2003. The increase in gross margin in fiscal 2004 was due principally to the sale of legacy spare parts and a higher proportion of specialty equipment commissions. Of the improvement in gross margins approximately 70 basis points pertained to the sale of products where inventory had been previously written down.

Fab solutions group.  The gross margin of the fab solutions group increased 80 basis points to 20.4% for the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. Margins from our parts cleaning operations improved, which primarily caused the margin growth for the group.

Selling, General and Administrative.  SG&A expenses for the nine months ended February 29, 2004 were $39.4 million, down $3.7 million or 8.5% from the $43.0 million incurred for the nine months ended February 28, 2003.  Personnel and related costs accounted for $2.3 million of decrease in SG&A expenses primarily due to a reduction in the number of employees. The increase in the value of the EURO and British Pound contributed to an increase of approximately $1.3 million of SG&A costs for the nine-month period ended February 29, 2004 when compared to same period of the prior fiscal year. Our SG&A expenses are a function principally of our total headcount. Over 57% of SG&A expenses consist of salaries and other employment-related costs.

 Restructuring costs.  During our second quarter of fiscal 2003 the Company announced plans to reduce the number of its employees by approximately 125. Accordingly, the Company incurred $3.0 million of the restructuring costs pertaining to the cost of terminating of 124 employees and the remaining lease commitments on the abandonment of certain facilities in both the equipment and fab solutions groups.  The equipment division terminated 66 employees, the materials division terminated 12 employees, and 46 terminated employees were part of finance and administration.

During the first nine months of fiscal 2004, the Company terminated 73 employees; the equipment solutions group terminated 35 employees, the fab solutions group terminated 28 employees, and 10 terminated employees were part of finance and administration. Accrued personnel costs remaining will be paid by May 2004.  The Company incurred approximately $1.9 million of restructuring costs in the equipment solutions segment, which included $0.3 million of cost for the abandonment of leased facilities in Scotland, France, Germany and Sweden, and $0.5 million of leasehold improvements and fixed assets. The fab solutions segment incurred approximately $0.8 million of restructuring costs of which $0.5 million pertained to the cost of the abandonment of leased facilities in the United States and Singapore. Other groups incurred approximately $0.6 million of restructuring costs, of which $0.5 million was for personnel terminations and $0.1 million pertained to the abandonment of leased facilities.  The Company continues to evaluate its operating costs and may if deemed appropriate execute additional restructuring. In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

Goodwill impairment.  The Company’s market capitalization has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003.  The comparison for estimates of the fair value of the Company’s assets and liabilities to the lower market capitalization indicated that the Company’s carrying value of goodwill was fully impaired.  Accordingly, the Company charged $8.3 million of goodwill, the entire carrying value, to the Company’s statement of operations during our third quarter of fiscal 2003.

Other operating income, net of associated costs.  During 2001, we entered into an agreement with Entegris to modify our then existing distribution relationship whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe and Asia. In March 2001, we entered into a new distribution agreement with Entegris, under which we will continue to distribute Entegris’ Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The new distribution agreement will be in effect until August 31, 2005.  The total gain from the consideration for the modification of the distribution agreement amounted to $8.4 million, which has been recognized on a straight-line basis as other operating income over the period from the date of the modification from February 2001 through November 30, 2002 the end date of the original distribution agreement.

Other expense, net.  The following table summarizes the components of other expense for indicated periods:

	Three months ended		Nine months ended
	February 28 2003	February 29 2004	February 28 2003	February 29 2004
	(Dollars in thousands)

Foreign exchange loss	$(213)	$(134)	$(653)	$(460)
Interest income	32	22	96	45
Interest expense	(282)	(793)	(822)	(1,546)
Miscellaneous income (expense)	112	128	142	92
Other expense, net	$(351)	$(777)	$(1,237)	$(1,869)

We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-month periods ended February 28, 2003 and February 29, 2004, we entered into contracts to hedge firm purchase commitments, certain net asset (liability) foreign currency exposures at our subsidiaries. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities.  During the first half of fiscal 2004, the foreign exchange loss primarily pertained to the cost of hedging the Israel Shekel.  The higher cost was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.

Interest income represents primarily earnings on our available cash balances.  Interest expense reflects interest on our borrowings as well as the accretion of non-cash flow interest discount related to the 8% convertible debenture, which resulted from the $2.3 million for the fair value of the warrants, and $3.4 million from the deemed dividend from obtaining $7.0 million of convertible debentures.  Interest accretion for our third quarter of fiscal 2004 was approximately $80,000, and for the nine-month period was approximately $131,000.

Provision for income taxes.  In the fourth quarter of fiscal 2003, we established a valuation allowance for all of our deferred tax assets, due to the uncertainty of our ability to generate sufficient taxable income to realize net deferred tax assets. We continue to provide a full valuation allowance for our deferred tax assets. For the nine-month period of fiscal 2004, the overall tax provision represents the tax for profitable entities in Singapore, and adjustments related to our fiscal 2003 income tax provision due to changes in estimates.

Liquidity and Capital Resources

We define liquidity as our ability to generate resources to pay our current obligations and to finance our operations in line with our business plan. Our principal requirement for capital is for working capital to finance receivables and inventories, to repay our current debt and other obligations and to a lesser extent to fund major capital expenditures such as parts cleaning facilities.

During fiscal 2003, our principal sources of liquidity were cash flow from operations and bank borrowings. However, in August 2003, we obtained $7.0 million from the issuance of convertible debentures, which are due in February 2007. Our working capital, current assets less current liabilities, at May 31, 2003 was $36.8 million, compared to $35.5 million at February 29, 2004.  Our current ratio, current assets divided by current liabilities, was 1.6 as of May 31, 2003 and February 29, 2004.

Operating Activities. In the nine months ended February 29, 2004, we used cash totaling $8.0 million in our operating activities. Our net loss adjusted for non-cash operating expenses totaled $(11.3) million, which was partially offset by the positive cash flow of $3.3 million from changes in assets and liabilities, primarily from a reduction of accounts receivable, inventories and deferred revenue. In the nine months ended February 28, 2003, we generated cash totaling $0.9 million in our operating activities.  Of this amount, the net change in assets and liabilities represented $8.4 million.  Within this amount, decrease in accounts receivable and inventory together with the advance from FSI amounted to $15.6 million while decreases in prepaid expenses and liabilities was approximately 7.2 million.  Our net loss plus non-cash operating expenses totaled $(7.5) million for the first nine months of fiscal 2003.

Investing Activities.  In September 2003, we purchased approximately $7.6 million of assets, primarily inventory for the Eclipse product line, and a $6.0 million obligation for the license agreement from TEL.  Our capital expenditures for property, plant and equipment for the nine-month period of fiscal 2003 and 2004 totaled $2.6 million and $1.8 million, respectively.  Of these amounts we invested $0.8 million and $0.6 million for the same periods of 2003 and 2004, respectively, in our new operations management information system. To date, we have invested $8.8 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 18 - 24 months. We expect that our capital expenditures for property, plant and equipment in fiscal 2004 will total approximately $2.0 million.

Financing Activities. In August 2003, the Company issued convertible debentures due in February 2007 in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003. In September 2003, we issued a $7.6 million promissory note for primarily for the purchase of the Eclipse product line assets and entered into a $6.0 million obligation for the license arrangement with TEL.  In November 2003, we completed a $10.0 million financing facility with CIT, repaid the remaining balance of the Compass Bank facility of $2.9 million from the initial CIT funding. We then terminated our credit facility with Compass Bank.  The total reduction of short-term borrowings was $1.5 million for the nine-month period of fiscal 2004.

During the same period for fiscal 2003, we repaid $8.1 million on our short-term borrowing facilities.  We also repaid $1.0 million of our long-term debt, the majority of which was the repayment of the mortgage on our building in Scotland.

Current and future liquidity position. As of February 29, 2004, the Company had $7.0 million of cash and cash equivalents and $12.7 million of short-term borrowings of which $11.1 million were outstanding under various lines of credit.  We believe that our available cash resources, which are comprised of cash and cash equivalents, amounts available under the Company’s credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the newly-acquired facility from CIT, both of which occurred in November 2003) and anticipated cash from operations, will be sufficient to meet the Company’s anticipated cash requirements through the remainder of fiscal 2004.  However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements, including our obligations to TEL under the $7.6 million promissory note and the $6.0 million license arrangement. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 or early fiscal 2005 to meet our anticipated cash requirements for fiscal 2005 and beyond.

Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. We were in violation of the covenant under the CIT facility for January 2004, for which we obtained a waiver. As of February 29, 2004 we were in compliance with this covenant.

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

The following table summarizes our contractual cash obligations as of February 29, 2004:

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)

Long-term debt including current portion	$9,971	$1,627	$4,144	$4,200	$—
8% convertible debentures	7,000	—	—	7,000	—
Short-term borrowing obligations	11,118	11,118	—	—	—
Operating lease obligations	23,972	5,485	9,580	4,820	4,087
Purchase commitments	30,532	30,532	—	—	—
License arrangement with TEL	6,000	1,200	2,400	2,400	—
Other long-term liabilities	2,510	1,166	769	—	575
Total contractual obligations and commercial commitments for cash	$91,103	$51,128	$16,893	$18,420	$4,662

Transactions with related parties:

Two of Metron’s shareholders, FSI and Entegris, owned approximately 11.8%, and 8.6%, respectively, of the outstanding shares of the Company as of February 29, 2004. The Company purchases goods from these shareholders and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the nine-month periods ended February 28, 2003 and February 29, 2004, such purchases totaled approximately $26.3 million and $11.1 million, respectively. Sales to these shareholders during the same periods for 2003 and 2004 were $1.6 million and $1.2 million, respectively. At May 31, 2003 and February 29, 2004, amounts payable to these shareholders were $8.7 million and $5.2 million, respectively. At May 31, 2003 and February 29, 2004, amounts receivable from these shareholders were $0.9 million and $0.8 million, respectively.

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

The following table summarizes our material borrowing facilities as of February 29, 2004:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Maximum Amount Available(1)	Recent Interest Rate
	(Dollars in thousands)
CIT	$10,000	$4,994	$5,006	5.5%
HSBC	2,500	1,411	1,089	2.8 to 5%
Deutsche Bank	2,889	330	2,559	3.0 to 8.5%
Royal Bank of Scotland	3,990	2,344	1,646	5.8%
Bank Leumi	1,496	1,001	495	3.3%
All Others	2,878	1,038	1,840	3.7 to 9.8%
Total	$23,753	$11,118	$12,635

(1)  Amounts available are subject to each respective borrowing base formula.

Effect of Currency Exchange Rate and Exchange Rate Risk Management

A significant portion of our business is conducted outside of the United States through our foreign subsidiaries. While many of our international sales are denominated in U.S. dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. Owing to the number of currencies involved, the substantial volatility of currency exchange rates and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Market Risk

At February 29, 2004, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars in thousands)

Euro	441	137	1.24	(7)	March 2004
Israeli Shekel	—	6,999	4.48	22	March 2004
Singapore Dollar	1,457	—	1.74	2	March 2004
				$17

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

As of February 29, 2004, we had $7.0 million of cash and cash equivalents and $12.7 million of short-term borrowings, of which $11.1 million were under our various lines of credit. We incurred net losses of $26.7 million and $16.8 million for the year ended May 31, 2003 and the nine-month period ended February 28, 2003, respectively. We believe that our available cash resources, which comprise cash and cash equivalents, amounts available under our credit facilities and anticipated cash from operations, will be sufficient to meet our anticipated cash requirements through fiscal 2004. However, if our revenues are lower or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements, including our obligations to TEL under the $7.6 million promissory note and the $6.0 million license arrangement. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing we may need may not be available on terms acceptable to us, or at all.  In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2004. We also intend to seek additional financing during fiscal 2004 or early fiscal 2005 to meet our anticipated cash requirements for fiscal 2005 and beyond.

We cannot give any assurance that financing will be available when needed on terms acceptable to us, or at all. If we determine that we need to issue additional equity securities or debt securities convertible into equity to address our need for cash resources, the issuance of additional equity securities or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities or debt securities may have rights, preferences and privileges that are senior to those of our existing common shares. It may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

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

As of February 29, 2004, we had $12.7 million of short-term borrowings, of which $11.1 million were under our various lines of credit. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. We were in violation of the covenant under the CIT facility for January 2004, for which we obtained a waiver. As of February 29, 2004, we were in compliance with this covenant.

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

In August 2003, the Company completed the sale of $7,000,000 aggregate principal amount of its convertible debentures.  Upon any “Event of Default” (as defined in the convertible debentures and described below), the outstanding convertible debentures and any unpaid interest thereon may, at the holder’s election, become immediately due and payable in cash.  Upon any such acceleration, the aggregate amount so due and payable is determined according to a formula set forth in the convertible debentures, which could result in an aggregate payment in excess of 120% of the principal amount of convertible debentures plus all accrued and unpaid interest thereon plus all other amounts, costs, expenses and liquidated damages due in respect of the convertible debentures.  The “Events of Default” under the convertible debentures include, among other things:

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

Our revenues for FSI products and services in Europe and Asia were approximately $21.9 million and $1.4 million (12.2% and 1.0% of revenue) for the nine-month periods ended February 28, 2003, and February 29, 2004, respectively.

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

In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide.  The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI.  During the first half of fiscal 2004, we terminated an additional 46 employees, and we abandoned unutilized leased facilities as part of our restructuring.  Workforce reductions could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

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

If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003.  This transition means we can no longer sell these FSI products to our customers in these regions, which could result in the loss of some customers.  Our revenues for FSI products and services in Europe and Asia were approximately $21.9 million and $1.4 million

(12.2% and 1.0% of revenue) for the nine-month period ended February 28, 2003, and February 29, 2004, respectively. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

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

We now manufacture, under license from the original equipment manufacturer, Varian sputtering (PVD) equipment, licensed from Novellus, AG Associates rapid thermal processing (RTP) equipment, licensed from Mattson and, MRC Eclipse (PVD) equipment licensed from TEL. Prior to our entry into what is commonly called the legacy equipment business, we did not manufacture any equipment. With our entry into this business, we have had to hire managers and other employees who have different skills from those of our existing employees. We have also had to install new systems to keep track of manufacturing inventories. As a consequence of our lack of experience, our newly initiated manufacturing activity may incur unanticipated costs, and we may not realize the gross margins that we planned to in making the necessary investments. In May 2002, we acquired certain assets of Advanced Stainless Technologies (AST), a Texas-based manufacturer of electro-polished stainless steel tubes and fittings.

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

As of February 29, 2004, FSI owned 11.8%, and Entegris owned 8.6%, of our outstanding shares. By virtue of their share ownership, FSI and Entegris can exercise significant voting control over Metron. As a result, each of these shareholders has significant influence over all matters requiring shareholder approval, including the election of directors, which may have the effect of delaying or preventing a third party from acquiring control over us.

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

(b) Reports on Form 8-K

The Company’s current report on Form 8-K filed with the SEC on January 7, 2003, describing and furnishing the press release announcing the Company’s earnings for the fiscal second quarter ended November 30, 2003, which press release included the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for the periods.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: April 13, 2004	/s/	DOUGLAS J. McCUTCHEON

Douglas J. McCutcheon
Senior Vice President and Chief Financial Officer Signing on behalf of the registrant and as principal accounting officer