Form 10-K
period 2004-05-31
METRON TECHNOLOGY N V
filed 2004-08-12
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

        The aggregate market value of voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Shares on November 28, 2003 as reported by the Nasdaq National Market, was approximately $41,676,000. Shares held by each officer and director of the registrant and by each person who owns 5 percent or more of the outstanding Common Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's Common Shares, 0.44 EUR par value, as of July 31, 2004 was 12,831,996.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III will be contained in the Company's definitive proxy statement with respect to the Company's 2004 Annual General Meeting of Shareholders to be filed with the SEC and is hereby incorporated by reference thereto.

PART I

ITEM 1. BUSINESS

Overview and Industry Background

        Metron Technology N.V. was organized under the laws of The Netherlands in 1975 as a holding company. Today, we are a leading global provider of outsource solutions to the semiconductor industry. Metron is focused on delivering outsourcing alternatives to semiconductor device manufacturers, original equipment manufacturers and suppliers of production materials.

        The manufacture of semiconductor devices requires a wide array of equipment, materials and services all geared toward cost-effective and high-throughput results in a wafer fabrication facility, or "fab". The high cost of development and the desire of device manufacturers to buy products from financially and technically strong suppliers have led to consolidation among equipment manufacturers. At the same time, the long-term growth prospects of the industry continue to attract small players with new technologies to fill product niches.

        The semiconductor industry has experienced significant volatility, but has generally grown over time. The increasing use of semiconductors in communications, computers, consumer electronics and networking has fueled this growth. In order to take advantage of market growth, device manufacturers seek suppliers that can support production with peripheral services at competitive prices and with global standards. In the meantime, they are making advances in technology, requiring higher investment on the front end of production due to increases in manufacturing steps and increasingly complicated manufacturing processes. The high capital cost of a fab, which can exceed $2 billion, requires that optimal productivity levels are reached quickly and maintained, maximizing the return on investment. Many device manufacturers are required to run their fabs around-the-clock and in multiple locations throughout the world. The requirement for the rapid ramp-up of new facilities and new products has led many device manufacturers to concentrate on the standardization of all aspects of their operations.

        Outsourcing is an emerging trend in today's semiconductor industry that addresses the needs of both the fab and the industry's suppliers. Dramatic swings in the global business environment have compelled companies to re-evaluate costly, inflexible business practices and adopt outsourcing alternatives as their preferred business processes. We have positioned Metron as a global resource, providing an option in the market for companies to outsource non-core functions of their business through the business solutions we have defined as "Fab Solutions" and "Equipment Solutions".

        A semiconductor device manufacturer is faced with the challenges of shrinking design widths and increasing complexity of design. To stay competitive, a device manufacturer must closely monitor the supply chain that provides production materials, exercise careful judgment with capital expenditures and service contracts and maintain the highest integrity in production standards. By outsourcing the non-core areas of a production facility, a device manufacturer is able to better focus valuable resources on staying competitive and developing leading-edge technologies.

        An original equipment manufacturer (OEM) is faced with different challenges. While also faced with the challenges of shrinking design widths and increasing complexity of design, an OEM needs to focus resources on the development of next generation equipment and provide high levels of service and support for equipment in the field. The OEM must have the resources to service leading-edge systems as well as previous generation systems, which can remain in production for ten or more years, ensuring customer satisfaction and protecting their reputation in the market. By outsourcing the sales, manufacturing, spare parts supply and field support of previous generation equipment, the OEM gains the ability to concentrate on next generation systems, which are at the heart of its future success.

        For a supplier of production materials, while the barriers to entry into the market are comparatively low, the challenges of growing market share and meeting the demands of a growing global customer base are high. Customers require local inventories of materials to meet their production schedules, just-in-time deliveries and on-demand support. A supplier must have a significant revenue stream to establish a global infrastructure to adequately support global customers. By outsourcing sales, marketing and managed inventory services for their products, suppliers can concentrate on their core competencies of product development and manufacturing standards.

        Metron is focused exclusively on bringing outsourcing alternatives to the semiconductor industry. Since 1975, we have developed the expertise and resources needed to serve semiconductor industry customers at all levels of technology and in all regions of the world. We provide the critical link between semiconductor device manufacturers, OEMs and suppliers. Metron is a leading global provider of outsource solutions to the semiconductor industry.

        We provide semiconductor device manufacturers with an alternative for outsourcing non-core, critical functions of the fab. Our Fab Solutions offering is focused on enabling device manufacturers to:

  •
  simplify the supply chain by consolidating material, equipment and services through one supplier throughout the world;

  •
  focus valuable resources on product design, development and marketing; and

  •
  increase fab productivity in a cost-effective manner.

        We provide OEMs with an outsourcing alternative for manufacturing, marketing, sales and service of previous generation equipment. Our Legends Product Line is focused on enabling OEMs to:

  •
  concentrate on the design and development of advanced, next generation technology equipment;

  •
  maintain critical levels of support for previous generation equipment without the investment in infrastructure; and

  •
  increase customer satisfaction.

        We provide semiconductor industry suppliers with timely and comprehensive marketing, sales, service and support solutions. Both our Fab Solutions and Equipment Solutions offerings enable suppliers to:

  •
  focus resources on product development and manufacturing of products;

  •
  reduce time to market, financial risk and marketing investment; and

  •
  compete more effectively with larger companies that have established infrastructures.

Strategy

        Our mission is to provide the semiconductor industry with cost-effective, risk-free solutions for outsourcing critical non-core functions. The following are the key elements to our strategy:

• Leverage our global infrastructure and expand our leadership position
We believe that our global infrastructure, as well as our history of serving the semiconductor industry for more than 25 years, provides us with a significant competitive advantage in serving our customers and suppliers. As of May 31, 2004, we had over 435 sales and marketing and customer service and support employees in 37 offices in Asia, Europe and the United States.

• Continue to broaden product and service offerings
We plan to selectively broaden our product lines and service offerings to meet the needs of our customers. We plan to expand into products and services that are tied to the utilization of that fab and which tend to be less cyclical. We plan to expand on-site maintenance, repair and refurbishment, inventory management and other support services. We also plan to add additional equipment to our Legends Product Line. We believe these efforts will strengthen our long-term relationships with our customers.

• Continue to develop and strengthen our Outsource Solutions Center concept
We seek to provide an integrated solution for outsourcing critical, non-core functions of semiconductor fabs through the development of regional Outsource Solution Centers. Outsource Solution Centers are expected to provide customers with one local source for many of the products and services used in device manufacturing. We will continue to work with customers to develop customized solutions based on their local requirements. We believe that our Outsource Solution Centers offer significant benefits to fabs worldwide for improving the efficiency of the supply chain and re-focusing critical resources away from the non-core functions and back to their areas of expertise: the development and manufacture of semiconductor devices.

• Acquire complementary businesses
To enable us to better serve our suppliers and customers, we plan to selectively acquire complementary businesses. Potential acquisition candidates include independent regional sales, service and support companies, which currently operate in a highly-fragmented segment of the semiconductor industry. We believe that our acquisition strategy will allow us to gain access to new suppliers and territories, broaden our offerings to existing customers and gain new customers. As examples of this strategy, our acquisition of T.A. Kyser Co. in July 1998 established Metron in the United States as a key supplier of production materials and components. With our acquisition of Shieldcare Ltd. in March 2000, we entered the process tool parts cleaning business, and in November 2000, we acquired Intec Technology (S) Pte. Ltd., a supplier of cleanroom products and manufacturer of cleanroom garments in Singapore and Malaysia. In March 2002, we acquired the AG Associates rapid thermal processing (RTP) product line from Mattson Technologies, and in May 2002, we acquired substantially all the assets of Advanced Stainless Technologies (AST), a small Texas-based manufacturer of electro-polished stainless steel tubing and fittings. In June 2003, we acquired certain assets of the cleanroom consumable business of Prudential Cleanroom Services, a business unit of Prudential Overall Supply, Inc. In September 2003, we acquired certain assets related to the Eclipse physical vapor deposition line from Tokyo Electron Limited (TEL).

Products and Services

        Metron's portfolio is focused on delivering outsource solutions to the semiconductor industry. Prior to fiscal 2004, we were organized in two divisions: Equipment Division and Materials Division. In fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating groups: Fab Solutions Group and Equipment Solutions Group.

        The Metron Fab Solutions Group represents a new outsourcing model for the semiconductor industry, with products and services solely focused on the needs of the semiconductor fab. Through an extensive network of preferred suppliers and branded services, we are able to offer fab customers worldwide a comprehensive portfolio to address the critical, non-core functions of the fab. Our Fab Solutions Group is organized into five distinct product lines: Cleanroom Integrated Services, Gas & Fluid Handling, Materials Logistics & Spares, Parts Cleaning & Conditioning and Repair

Refurbishment & Service. As of May 31, 2004, the Fab Solutions product lines represented over 100 suppliers and provided a myriad of fab services.

        The table below provides a view of the categories of products and services sold within the Fab Solutions Group and the major suppliers within each category, for fiscal 2004:

Products and Services	Types of Products	Major Suppliers
Cleanroom Integrated Solutions	Cleanroom consumables, wipers & swabs Cleanroom consumables: latex gloves Cleanroom apparel	Texwipe Omni Sales Fristads Metron
Gas & Fluid Handling	Valves, fittings and other components for ultrapure applications Stainless steel control valves and regulators Electropolished stainless steel tubing High end filtration products and systems	Entegris Fujikin/Carten Tescom Metron AST Pall
Materials, Spares & Logistics	Pellicles Chemical mechanical planarization (CMP) pads Pumps Device handling vacuum release transport trays Quartz components	MLI Planar Labs IDI-Cybor Gel-Pak MGI Products
Parts Cleaning & Conditioning	Parts cleaning & conditioning services, logistics & tracking	Metron
Repair, Refurbishment & Service	Pump repair RF matching network repair	Metron Trazar authorized Metron Repair
	Chiller repair Robot repair	Metron Metron

        The Metron Equipment Solutions Group is focused on providing OEMs with a complete, integrated outsource package for all stages of the life cycle of capital equipment—from sales, installation, warranty, field service and beyond, with retrofit and refurbishment services. Metron Equipment Solutions include a range of equipment and services categorized under two distinct product lines: Legends Product Line and Specialty Equipment product line.

        The Legends Product Line concentrates on the extension of the life cycle of previous generation equipment. OEMs have production equipment installed in fabs worldwide. The installed base varies across a wide range of technology and in the age of the equipment. The infrastructure required to support previous generation equipment is an expense that distracts OEMs from their core competency: the development of next generation technology. Our Legends Product Line specifically focuses on supporting customers of previous generation systems, alleviating the cost of support to the OEM and enabling the customer to secure quality production results from their investments. We manufacture, market, sell and provide spare parts and field service for our Legends products on a global basis.

        Our Legends Product Line includes:

  •
  rapid thermal processing (or RTP, a process in which wafers are rapidly heated to high temperature and cooled back to room temperature in an ambient gas environment and a necessity for the fabrication of advanced semiconductor devices) tools developed by AG Associates;

  •
  physical vapor deposition (or PVD, a coating process involving the transport of a material to a wafer under an electric field) tools developed by Varian Associates; and

  •
  PVD tools known as Eclipse developed by Materials Research Corporation (MRC) and acquired in an asset purchase from TEL.

        The Specialty Equipment product line has been a long-standing element of our business model. Specialty Equipment systems are produced by external suppliers and retain the suppliers' brand identification when delivered to the market. We provide the marketing, sales, support and spare parts for Specialty Equipment lines, allowing the original manufacturers to focus on developing their technologies rather than diluting their resources to reach distant markets. Our global infrastructure and employed base of engineers are both key facets of the Specialty Equipment business.

        Our Specialty Equipment line includes:

  •
  photomask coating and development systems, for the process of patterning the high-purity quartz or glass plates used to transfer integrated circuit design patterns to wafers;

  •
  microlithography systems, for the process in which an image is projected onto a wafer by passing light through a photomask;

  •
  metrology systems, for the measurement and inspection of wafers during the fabrication process; and

  •
  wafer inspection and defect characterization systems, for the process in which wafers are inspected during and after fabrication.

        Product selection is critical to Metron's success. In our evaluation of new product lines, we review numerous factors, including: current and projected revenue stream and market share; development within the targeted market segment; the existence or absence of distribution arrangements; the prospective supplier's anticipated ability to offer innovative and advanced products; the history and stability of the prospective supplier; and our ability to market, sell and provide a consistent level of service and support for the product line.

Sales and Marketing

        Our worldwide sales and marketing organization is essential to our strategy to develop the Metron Outsource Solution Center (OSC) concept. In fiscal year 2004, we organized our sales group into 12 OSCs. Each OSC is strategically located in a major semiconductor production region of the world and is focused on providing the customers of that region with one local source for products and services used in the manufacturing cycle. Metron OSCs offer call center capability and are networked across our infrastructure, enabling us to maintain a reliable inventory management and order processing system and thereby increasing the speed of order fulfillment. We plan to expand the exposure of our OSCs within the industry to elevate awareness of our capabilities.

        As of May 31, 2004, we had 241 sales and marketing employees. We also employ 128 highly-skilled technicians and engineers and 171 manufacturing and production personnel around the world. This skilled infrastructure is critical to support our sales and marketing organization and our customers. Our service personnel receive extensive training in Metron standards and receive certification in the technical aspects of the products they support. We believe that prompt and effective field support is critical to our sales efforts.

        By continuing to maintain a local focus in most major markets and staffing those offices with nationals fluent in local languages and customs, we are able to provide our suppliers and customers of Fab and Equipment Solutions with sales, service, applications and other field support 24 hours per day, seven days per week, where necessary.

Customers

        We market outsource capabilities to most of the world's device manufacturers and to many other customers in the semiconductor industry. In fiscal 2004, our ten largest customers accounted for an aggregate of 32% of our sales. We expect that sales to industry-related customers will continue to account for a significant percentage of our revenue, although the relative revenue ranking of individual customers may change from period to period. The table below lists in alphabetical order our ten largest customers in fiscal 2004 based on revenue, and the geographic regions where we support them:

Customer	Locations
Advanced Mask Technology	Germany
Applied Materials, Inc	Israel, Italy, Japan, United States
Canon	Japan, United States
Celerity Group	United States
Chartered Semiconductor Manufacturing	Singapore
Intel	China, Ireland, Israel, United Kingdom, United States
Motorola	China, France, United Kingdom, United States
Philips	France, Germany, The Netherlands, United Kingdom, United States
ST Microelectronics	France, Italy, Singapore, United Kingdom, United States
Tower Semiconductor	Israel

Competition

        The semiconductor industry is highly competitive. We face substantial competition on two distinct fronts: competition for product lines and competition for customers.

  Competition for Product Lines

        We compete with independent sales companies that are generally smaller than Metron and localized to a specific geographic region for the right to sell specific product lines. Some of these independent sales companies have long-standing collaborative business relationships with semiconductor industry suppliers, or a history of supplying to a specific region, both of which are challenges to securing product lines. While there are many independent sales companies in the competitive landscape, there are few positioned to support product lines with consistent sales, marketing and support globally. We believe that to compete effectively for product lines we must maintain a high level of investment in marketing, customer service and support in all of the markets in which we operate. We consider our global infrastructure, fab-oriented operations and our reputation to be significant competitive advantages for securing product lines.

  Competition for Customers

        We compete with semiconductor industry suppliers who sell directly to customers and with other independent sales companies who may represent a supplier to specific device manufacturer customers. Some of these competitors have greater name recognition in the territories they serve or long-standing relationships with device manufacturers that may give them a competitive advantage. There are other industry suppliers with whom we may compete within a segment of our offering, but who do not offer the same depth and breath of products and services as Metron, which is a competitive advantage for our company.

        On a product or service basis, there are other significant competitive factors, which include: product specifications and quality; product performance; product reliability; process repeatability; customer service and support; timeliness of product introductions; delivery; total cost of ownership; and

price. We anticipate that as we expand our product portfolio and expand into new markets, we will encounter additional competition.

        We believe that customers in the semiconductor industry are seeking to streamline purchasing and require a global company that offers a comprehensive global outsource solution. We consider our global infrastructure and our diverse product offering to be significant competitive advantages for securing customers.

Financial Information about Segments and Geographic Areas

        See Note 16 to the accompanying Consolidated Financial Statements contained herein.

Employees

        As of May 31, 2004, we had 725 full-time employees, of which 413 were in our Fab Solutions group, 214 were in our Equipment Solutions group and 98 were in general administrative activities, including finance and accounting, shipping and receiving and corporate management. Of our full-time employees, 222 are located in the United States, 298 are located in Europe and 205 are located in Asia. None of our employees is covered by a collective bargaining arrangement. We consider our relationships with our employees to be good.

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

Risks Related to Metron.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

        In response to a letter the Audit Committee of our Supervisory Board received from our independent registered public accountants regarding a material weakness in the effectiveness of our internal controls, we believe we need to correct deficiencies in our internal controls and procedures for financial reporting. The deficiency identified related to insufficient internal controls over revenue recognition to ensure transactions were properly recorded in accordance with management's criteria and generally accepted accounted principles. Specifically, our independent registered public accountants identified six instances where revenue had been recognized in the books of our subsidiaries even though the transactions did not meet our established revenue recognition policy. Failure to address this deficiency in a timely manner increases the risk of material future financial reporting misstatements occurring and not being detected on a timely basis and may prevent us from being able to meet our filing deadlines.

        Working with our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal controls, including the enhancement of systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

        Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

  •
  faulty human judgment and simple errors, omissions or mistakes;

  •
  collusion of two or more people;

  •
  inappropriate management override of procedures; and

  •
  risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

We may need to raise additional capital, and any inability to raise required funds could harm our business.

        As of May 31, 2004, we had $12.1 million of cash and cash equivalents and $13.9 million of short-term borrowings, of which $12.2 million were under our various borrowing facilities and $1.1 million was due to TEL. We incurred net losses of $16.9 million, $26.7 million and $2.8 million for the years ended May 31, 2004, 2003 and 2002, respectively. In June 2004, we issued $6.0 million principal amount of convertible debentures due 2008. We believe that our available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from our June 2004 issuance of $6.0 million of convertible debentures), amounts available under the Company's credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the obtaining of a new facility from CIT, both of which occurred in November 2003), and anticipated cash flows from operations will be sufficient to meet the Company's anticipated cash requirements through the next 12 months. However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations, including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and the $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to the license arrangement with TEL. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2005. During fiscal 2005, we will continue to evaluate whether we should seek additional financing to meet our anticipated cash requirements for fiscal 2006 and beyond.

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

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed in these "Risks Factors" and elsewhere in this Annual Report on Form 10-K.

We may not be able to meet certain covenants in or renew certain credit facilities.

        As of May 31, 2004, we had $13.9 million of short-term borrowings, of which $12.2 million were under our various lines of credit and the remaining balance primarily related to the current portion of the debt incurred in connection with purchase of certain assets from TEL. Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. We were in violation of the covenant under the CIT facility for January 2004, for which we obtained a waiver. As of May 31, 2004, we were in compliance with this covenant and all other covenants in our credit facilities.

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

        Any failure to retain our existing credit facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant credit facility lenders demand repayment of all or a significant portion of our indebtedness during fiscal 2005, may not have the cash resources necessary to repay such indebtedness when due.

Our outstanding convertible debentures may accelerate upon the occurrence of certain events of default, and we may not be able to repay our convertible debentures upon such acceleration.

        In August 2003 and June 2004, the Company completed the sale of $7.0 million and $6.0 million, respectively, aggregate principal amount of its convertible debentures. Upon any "Event of Default" (as defined in the convertible debentures and described below), the outstanding convertible debentures and any unpaid interest thereon may, at the holder's election, become immediately due and payable in cash. Upon any such acceleration, the aggregate amount so due and payable is determined according to a formula set forth in the convertible debentures, which could result in an aggregate payment in excess of 120% of the principal amount of convertible debentures plus all accrued and unpaid interest thereon plus all other amounts, costs, expenses and liquidated damages due in respect of the convertible debentures. The "Events of Default" under the convertible debentures include, among other things:

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

  •
  any default by the Company in its obligations under certain of the Company's current or future mortgages, credit agreements, facilities and other indebtedness if that default results in the acceleration of any payment under that indebtedness;

  •
  certain change of control transactions involving the Company or certain redemptions or repurchases by the Company of more than 100,000 of the Company's outstanding common shares; and

  •
  certain other events described in the convertible debentures.

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

        All of the semiconductor materials, equipment and products we market, sell, service and support are sold pursuant to agreements with our suppliers. These agreements are generally cancellable at will, subject to notification periods that range from 30 days to two years. We generally do not sell competing products in the same market, and, therefore, the number of suppliers we can represent at any one time is limited. It is likely that in the future some of our suppliers will terminate their relationships with us upon relatively short notice. If we lose a key supplier, we may not be able to find a replacement quickly, or at all. The loss of a key supplier may cause us to lose customers and incur expenses associated with ending our agreement with that supplier. We may lose suppliers for various reasons, including:

  •
  mergers and acquisitions involving our suppliers and other semiconductor materials and equipment manufacturers that we do not represent;

  •
  a supplier's decision to attempt to build a direct sales organization;

  •
  the expansion of a supplier's product offerings to compete with the products of another supplier, because we generally do not offer competing product lines;

  •
  a supplier's dissatisfaction with our level or quality of service; and

  •
  the failure of a supplier's business.

        We have lost suppliers in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates' products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology, except in Korea. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $1.3 million, 32.9 million and 31.8 million, which represented 0.6%, 14.0% and 13.7% of our total revenue for fiscal years 2004, 2003 and 2002, respectively. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003. The Company's revenues for FSI products and services in Europe and Asia were approximately $1.8 million, $26.9 million and 29.0 million, which represented 0.9%, 11.4% and 12.5% of our total revenue for fiscal years 2004, 2003 and 2002, respectively. During May 2004, we modified our distributor agreement with Zeiss to exclude the distribution of their AIMS product line. In June 2004, Pall Corporation delivered written notice to us that it intends to terminate all agreements between Pall and us, including two exclusive distribution agreements and a license agreement. The effective date of termination will be August 31, 2004 for the microelectronics, biopharmaceutical and food and beverage markets and July 31, 2004 for the fuels and chemicals markets. Pall products represented approximately 7% of the Company's revenues for fiscal year 2004.

        In addition, in January 2001, we entered into an agreement with Entegris to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001. We are currently in discussions with Entegris to modify our existing distribution relationship. Our distribution agreement with Entegris expires in August 2005 and may be terminated earlier under certain circumstances. We cannot give any assurance that we will enter into a new agreement with Entegris or that our existing agreement with Entegris will continue for any specified period of time. If we are not able to reach a new agreement with Entegris or our existing distribution agreement with Entegris is terminated, it could seriously harm our business.

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

        In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide. The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI. During fiscal 2004, we terminated an additional 84 employees, and we abandoned unutilized leased facilities as part of our restructuring. Workforce reductions could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

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

If we are unable to compete successfully for product lines against independent sales companies that have greater financial resources, are more established or have longer-standing relationships with semiconductor industry suppliers, we will be unable to offer competitive products, which will negatively impact our sales.

        We compete with independent sales companies that are generally smaller than Metron and localized to a specific geographic region for the right to sell specific product lines. Some of these independent sales companies have long-standing collaborative business relationships with semiconductor industry suppliers, or a history of supplying to a specific region, both of which are challenges to securing product lines. We believe that to compete effectively for product lines we must maintain a high level of investment in marketing, customer service and support in all of the markets in which we operate. If we are unable to effectively compete with independent sales companies for product lines, our business will be adversely affected.

If we are unable to compete for customers owing to our inability to provide sales, marketing and support services or particular product offerings, our ability to maintain or increase sales will be adversely affected.

        We compete with semiconductor industry suppliers who sell directly to customers and with other independent sales companies who may represent a supplier to specific device manufacturer customers. Some of these competitors have greater name recognition in the territories they serve or long-standing relationships with device manufacturers that may give them a competitive advantage. Furthermore, we believe that once a semiconductor manufacturer has selected a particular product for a specific use from a vendor that is not one of our suppliers, it may be difficult to achieve significant sales of a competing product to that customer unless there are compelling reasons for the customer to switch products, such as significant performance or cost advantages.

        On a product or service basis, there are other significant competitive factors, which include: product specifications and quality; product performance; product reliability; process repeatability; customer service and support; timeliness of product introductions; delivery; total cost of ownership; and price. We anticipate that as we expand our product portfolio and expand into new markets, we will encounter additional competition. If we cannot continue to compete successfully for customers in the future, any such lack of success will have a significant negative impact on our business.

The management information systems that we currently use in our day-to-day operations are not integrated across the globe and some of them need to be upgraded. Upgrading them will be costly, and if the new system is not successfully implemented, our business may suffer material adverse consequences.

        While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We commenced implementation of the new system in Europe in 2001 and 2002. We implemented the financial management reporting system to support the centralization of our European operations into one of our subsidiaries, Metron Europa, during our second quarter of fiscal 2004, and we commenced the roll-out in Asia with the successful implementation in Singapore in May 2004. The next installation scheduled is for Taiwan and China. We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 15 to 20 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

        Our annual debt service obligations for our convertible debentures (8% due 2007 and 6.5% due 2008) require approximately $0.95 million per year in interest payments. In addition, we have an obligation to TEL for both the $7.7 million note payable and the $6.0 million license obligation that requires principal and interest payments through 2008. Our indebtedness could have significant negative consequences, including: requiring the dedication of a portion of our expected cash flows from operations to service our indebtedness if we do not make interest payments for our convertible debentures in our common shares rather than cash, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources. The existence of debt service obligations and the anti-dilution provisions of our convertible debentures may also limit our ability to obtain additional financing on terms favorable to us.

We may not be successful in our effort to penetrate Japan, which could limit our future growth.

        On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. (Metron Japan) in Yokohama, Japan. Approximately 23% of the world's production of semiconductors in 2003 took place in Japan. Accordingly, to reach all of the world's major semiconductor markets, we will need to be successful in our efforts to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan. We intend Metron Japan to serve as our headquarters for building partnerships with original equipment manufacturers (OEMs) in Japan and to provide service and outsource solutions in the local market. We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

        We bear inventory risk because we generally take title to the products we sell when we receive them from our suppliers, and we cannot always return products to the supplier in the event the products are not sold. Our customers do not always purchase at the time or in the quantities we originally anticipated. For example, as a result of the current industry downturn beginning in fiscal 2001, we had excess inventory for which we booked reserves in Europe, the United States and Asia. Typically, products cannot be returned to suppliers after they have been in our inventory for a certain period of time; this time period varies depending on the product and the supplier. In addition, although it is typical when a relationship with a supplier terminates for that supplier to repurchase most of the inventory we have of that supplier's products, it is possible under certain circumstances that a supplier may be unable or unwilling to repurchase our inventory. If we fail to manage our inventory and accumulate substantial product that cannot be returned, our operating results could be adversely affected. Furthermore, if a supplier cannot provide refunds in cash for the inventory we desire to return, we may be forced to dispose of inventory below cost, and this may have a material adverse effect on our financial results.

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

  •
  The Timing Of New Product And Service Announcements By Our Suppliers And Their Competitors. New product announcements by our suppliers and their competitors could cause our customers to delay a purchase or to decide to purchase products of one of our supplier's competitors which would adversely affect our revenue and, therefore, our results of operations. New product announcements by others may make it necessary for us to reduce prices on our products or offer more service options, which could adversely impact operating margins and net income.

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

        A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. In fiscal 2004, our top ten customers accounted for an aggregate of 32% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

  •
  the timing and size of future purchase orders, if any, from our larger customers;

  •
  the product requirements of our customers; and

  •
  the financial and operational success of our customers.

        If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003. As a result of this transition, we no longer sell these FSI products to our customers in these regions. A significant decrease in sales to a major customer or the deferral or cancellation of any significant order would have a material adverse effect on our operating results.

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

        While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. In fiscal 2004 and 2003, approximately $612,000 and $449,000, respectively, of the foreign exchange loss pertained to the cost of hedging the Israel Shekel, primarily due to the difference in the interest rates between the United States dollar and Israel Shekel. Given the number of currencies involved, the substantial volatility of currency exchange rates and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

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

ITEM 2. PROPERTIES

        Our corporate headquarters are located in San Jose, California. The head of our global Fab solutions group is based in Austin, Texas. We own our 30,000 square foot facility in Livingston, Scotland, 16,300 square foot facility in Glenrothes, Scotland and our 6,500 square foot facility in Almere, The Netherlands. In May 2004, we sold our 18,000 square foot facility in Aschheim, Germany. In addition, we lease space for marketing and customer service and support purposes in 37 locations worldwide. We operate a class 100 cleanroom facility with 560 square feet in Austin, Texas, a 9,900 square foot class 1,000 cleanroom facility in Glenrothes, Scotland, a 3,300 square foot class 10,000 cleanroom facility in Gilbert, Arizona and a 5,750 square foot class 10,000 cleanroom facility in San Jose, California.

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

	High	Low
Fiscal 2004
First Quarter	$4.85	$1.98
Second Quarter	5.20	3.59
Third Quarter	5.05	3.15
Fourth Quarter	3.80	2.37
Fiscal 2003
First Quarter	$9.27	$2.84
Second Quarter	3.19	0.57
Third Quarter	2.17	1.10
Fourth Quarter	2.50	1.00

        There were approximately 71 shareholder accounts of record on July 31, 2004.

Dividends

        The Company has not paid dividends on its common shares.

Certain Dutch tax consequences of holding Metron common shares

        General.    The following is a summary of the material anticipated Dutch tax consequences of the holding of common shares in Metron Technology N.V. by non-Dutch resident individuals and corporate entities. This summary addresses only dividend withholding tax, personal income tax, corporate income tax, and gift and inheritance tax. It does not cover other taxes imposed by The Netherlands and/or its political subdivisions. Further this summary does not purport to be an exhaustive discussion or analysis of all relevant tax matters related to the holding of our common shares. In particular, this summary does not address the tax consequences under any non-Dutch tax laws, nor does it address the tax position of a holder of our common shares to which a special tax regime is applicable or any other special circumstances that may apply to any individual holder. Accordingly, a holder of our common shares should consult his, her or its own tax advisors regarding the tax consequences of the holding of our common shares. This summary is based on the tax laws of The Netherlands as in effect on July 31, 2004 and is subject to changes in such laws which changes may have retroactive effect. Metron expressly disclaims any responsibility to update this summary for changes in facts or laws occurring subsequent to the date of the filing of this Form 10-K.

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

        Taxation Regarding Dividends.    To the extent that Metron distributes dividends, such dividends will, in principle, be subject to dividend withholding tax at a rate of 25%. For this purpose, dividends include, among other things, dividends in cash or in kind, deemed dividends, constructive dividends, repayments of paid-in capital not recognized for tax purposes and liquidation proceeds in excess of paid-in capital as recognized for tax purposes. Stock dividends are subject to dividend withholding tax unless distributed out of Metron's paid-in share premium as recognized for tax purposes. With respect to non-resident corporate shareholders, or shareholders that are treated as corporate taxpayers for tax purposes, which have a permanent establishment or permanent representative in The Netherlands to which the common shares are attributable, no withholding is required in connection with distributions to such shareholders, provided that The Netherlands participation exemption applies with respect to their respective holding of the common shares. A non-resident shareholder may be eligible for a reduction or a refund of dividend withholding tax pursuant to the EU Parent-Subsidiary Directive or a tax convention in effect between the country of residence of the non-resident shareholder and The Netherlands. The Netherlands has concluded such a convention with the United States, the Convention between the Kingdom of The Netherlands and the United States of America for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income (the "Treaty"), which became effective as of January 1, 1994. In 2004, the United States of America and The Netherlands have signed a Protocol containing amendments to the Treaty. The Protocol needs ratification to take effect. Ratification has not been completed at the date hereof. A holder of our common shares can claim the benefits of the Treaty only if such holder is a resident of the United States as defined in the Treaty and if such holder's entitlement to such benefits is not limited by the limitations on benefits provisions of Article 26 of the Treaty. Under the Treaty, dividends paid by Metron to a holder of our common shares who or which is entitled to the benefits of the Treaty, are generally eligible for a reduction of The Netherlands statutory rate of withholding tax of 25%, to 15%. The withholding tax rate will be reduced to 5% if the beneficial owner is a qualifying United States resident company that directly holds at least 10% of the voting power of Metron. The Treaty provides, under certain conditions, for a complete exemption for dividends received by exempt pension funds and exempt organizations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by this item will be contained under the caption "Equity Compensation Plan Information" in the Company's definitive proxy statement with respect to the Company's 2004 Annual General Meeting of Shareholders to be filed with the SEC (the "Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K. In November 2000, the Company acquired all the common shares of Intec Technology (S) Pte. Ltd. ("Intec"), a company incorporated in Singapore. The acquisition has been accounted for as a purchase. Accordingly, the Consolidated Statement of Operations Data includes the results of operations of Intec from the acquisition date. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Fiscal Year Ended May 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$205,867	$235,665	$232,240	$517,441	$337,551
Operating income (loss)	$(13,130)	$(21,761)	$(1,998)	$23,746	$12,437
Cumulative effect of change in accounting principle	$—	$—	$—	$(1,465)	$—
Net income (loss)	$(16,878)	$(26,669)	$(2,768)	$11,510	$7,752
Basic earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(1.33)	$(2.05)	$(0.22)	$0.98	$0.66
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.11)	$—
Basic earnings (loss) per common share	$(1.33)	$(2.05)	$(0.22)	$0.87	$0.66
Diluted earnings (loss) per common share
Before cumulative effect of change in accounting principle	$(1.33)	$(2.05)	$(0.22)	$0.94	$0.60
Cumulative effect of change in accounting principle(1)	$—	$—	$—	$(0.11)	$—
Diluted earnings (loss) per common share	$(1.33)	$(2.05)	$(0.22)	$0.83	$0.60
Pro forma amounts assuming change in accounting principle is applied retroactively
Net income					$6,193
Basic earnings per common share					$0.53
Diluted earnings per common share					$0.48
Shares used for basic earnings (loss) per common share calculation	12,674	12,996	12,870	13,260	11,675
Shares used for diluted earnings (loss) per common share calculation	12,674	12,996	12,870	13,793	12,896

(1)
Change in accounting principle for the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

	As of May 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,107	$12,179	$19,949	$27,769	$22,911
Total assets	145,513	128,487	163,636	213,499	181,369
Short-term borrowings excluding current portion of long-term debt	12,159	13,110	19,396	19,141	12,893
Current portion of long-term debt	1,723	151	836	366	247
Working capital	36,059	35,513	50,145	55,115	54,387
Long-term debt	7,745	1,662	1,791	979	1,227
8% convertible debentures	1,531	—	—	—	—
Eclipse license obligation due TEL, including the current portion	6,000	—	—	—	—
Other long-term liabilities	2,521	3,148	3,093	2,270	2,253
Total shareholders' equity	47,668	57,806	80,369	80,143	72,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Item 1—Business—Risk Factors and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion of fiscal 2004, 2003 and 2002 refers to the fiscal years which ended on May 31 of each year.

Overview

        Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in all areas of the world where there is a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the three fiscal years ended May 31, 2004, 2003 and 2002:

	Year Ended May 31,
	2004	2003	2002
	(in thousands)
Net revenue
Europe	$86,185	$113,655	$125,235
Asia	47,479	51,535	48,127
United States	72,203	70,475	58,878

Total net revenue	$205,867	$235,665	$232,240

	Year Ended May 31,
	2004	2003	2002
	(percentage of net revenue)
Net revenue
Europe	41.9%	48.2%	53.9%
Asia	23.1	21.9	20.7
United States	35.0	29.9	25.4

Total net revenue	100.0%	100.0%	100.0%

        We derive our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. For products from our suppliers, we generally recognize revenue upon the shipment of goods to customers. We defer the portion of our equipment revenue associated with our installation. In certain circumstances, depending on the specific terms of the transaction, such as when the amount the customer retainage exceeds the deferred installation revenue, all or a portion of the residual equipment revenue is deferred. We recognize installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer. Revenue is deferred until we receive technical acceptance for the sales of legacy equipment where we have no manufacturing history. We recognize service revenue in the periods the services are rendered to customers.

        Prior to our fiscal year 2004, we were organized into two worldwide operating divisions: materials and equipment. However, our portfolio is focused on delivering outsource solutions to the semiconductor industry. Beginning in fiscal 2004, to better serve our customers, we reorganized into two new worldwide operating groups: equipment solutions and fab solutions.

        Equipment solutions are focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and previous generation equipment. Many innovative, specialized semiconductor equipment manufacturers lack sufficient infrastructure to market, sell and support their products in a global market. We believe that our experienced, global organization will be key to the introduction and continued support of these advanced technologies in the industry. Over the last several years, under license from OEMs, we have begun to market, sell, manufacture and support previous generation semiconductor equipment. Our outsource offering to OEMs allows them to concentrate on the development of new generation equipment and maintain critical levels of support for mature equipment. Our focus on previous generation equipment ensures customer satisfaction through an extended product life cycle. We refer to the previous generation equipment as the Legends Product Line. Previous generation equipment remains fundamental for many semiconductor manufacturers today. As the installed equipment base matures, access to critical technical expertise and repair capability can deteriorate. We provide the continued availability of service, spares and manufacturing capability for mature capital equipment.

        To facilitate the transition to the Legends Product Line, we acquired previous generation product lines from OEMs. In March 2002, we purchased the AG Associates RTP product line from Mattson Technology. In September 2003, we acquired inventory and certain assets related to the Eclipse PVD equipment product line from TEL. The Company also operates as an authorized re-manufacturer of PVD equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD).

        Fab solutions represent a new outsourcing model for the semiconductor industry. Fab solutions are focused on the needs of the semiconductor fab. Through an extensive network of preferred suppliers and branded services, we are able to offer our customers a comprehensive portfolio to address the critical, non-core functions of the fab. Our fab solutions model allows our customers to streamline the supply chain while maintaining the flexibility to manage varying market conditions. By outsourcing the critical, non-core areas of the fab, customers can focus valuable resources on developing competitive technologies. Our fab solutions group derives the majority of its revenue from sales of materials and components. The remainder of the group's revenue comes from parts cleaning services, other outsourcing services and commissions. The materials and components we sell are used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials include products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing and disposable cleanroom clothing. Sales of these products tend to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

        For fiscal years 2004, 2003 and 2002, a majority of our revenue came from the sale of products from five or fewer of the semiconductor materials and equipment companies that we represent, who we refer to as our suppliers. Although the suppliers that comprise our largest sources of revenue may change from period to period, we expect that revenue from the sale of products of a relatively small number of suppliers will continue to account for a substantial portion of our revenue. However, with our increased focus on manufacturing the products in our Legends Product Line, we believe that suppliers will comprise a smaller source of revenue compared to our manufactured products.

        During fiscal years 2003 and 2002, we modified or terminated distribution agreements with three of our largest suppliers: FSI, Cabot Microelectronics and Entegris. In addition, FSI is an affiliate, one of our largest shareholders, and held 11.7% of our outstanding shares as of May 31, 2004.

        In October 2002, the Company and FSI entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the closing date), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continue to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $1.8 million, $26.9 million and $29.0 million, which represented 0.9%, 11.4% and 12.5% of our total revenue, for fiscal years 2004, 2003 and 2002, respectively.

        In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore. The effective date of the transition was June 1, 2003. Metron will continue to market Cabot Microelectronics products in Israel. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $1.3 million,

$32.9 million and $31.8 million, which represented 0.6%, 14.0% and 13.7% of our total revenue for fiscal years 2004, 2003 and 2002, respectively.

        In January 2001, the Company and Entegris entered into an agreement to modify their existing distribution relationship. In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe. In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement is in effect until August 31, 2005 and may be terminated earlier under certain circumstances. We are currently in discussions with Entegris to modify our existing distribution relationship. We cannot give any assurance that we will enter into a new agreement with Entegris or that our existing agreement with Entegris will continue for any specified period of time. The Company recorded a total gain of $8.4 million in other operating income over an 18 month period beginning February 2001 on a straight-line basis, which included $1.6 million, $5.4 million and $1.4 million in 2001, 2002 and 2003, respectively. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement was $4.3 million or 1.8% of our total revenue for fiscal year 2002.

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

        Revenue recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the Company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by the fair value of future installation is deferred and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the customer's retainage exceeds the amount of deferred installation revenue, all or a portion of the residual equipment revenue is deferred. The installation revenue we defer for each product sold requires us to estimate the amount of time we expect it to take to install the equipment. The estimated time is valued using the fair value of our service rates in each country. We review the adequacy of our estimates periodically and revise them as necessary. We recognize deferred installation revenue and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab.

        We continue to expand our capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment. Revenues from the sale of legacy equipment where we do not have any manufacturing history are recognized only upon customer acceptance.

        Revenues from the sale of materials and other products other than equipment are generally recognized on the shipment of goods to customers. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers when all of the other criteria for revenue recognition are met.

        Valuation of accounts receivable and inventory. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate is based on our historical collection and write-off experience, and our current assessment of the credit worthiness of specific customers. The allowances are re-evaluated and adjusted at each balance sheet date as additional information is received that impacts the realizability of our accounts receivable.

        The Company values its inventory at the lower of cost or market. The Company analyzes the composition of its inventory and identifies and evaluates slow-moving or obsolete inventory to determine if any provisions are required. Estimated provisions are based on past usage and on assumptions about future demand and market conditions. Any recoveries on amounts previously written down are only recognized when the related inventory is sold.

        Evaluation of long-lived assets. We review our long-lived assets primarily fixed and intangible assets periodically. We record an impairment loss to reduce the carrying value of our long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable because it exceeds the fair value of the long-lived assets.

        As a result of some of our business acquisitions, we had as of May 31, 2002, approximately $8.3 million in goodwill remaining after amortizing $1.2 million and $1.3 million of goodwill during fiscal 2001 and 2002, respectively. As of May 31, 2004, we had no goodwill. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of June 1, 2002, goodwill was not amortized during fiscal 2003. In lieu of amortization, we were required to perform an impairment review of our goodwill. Under the transition provisions of SFAS 142, the Company performed an assessment to determine if there was an indication that goodwill was impaired as of the date of adoption. Additionally, as a result of the Company's restructuring activities and an agreement providing for the early termination of the FSI distribution agreement, the Company performed an interim assessment of the carrying value of goodwill during its second quarter ended February 28, 2003. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired.

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

        Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax assets and liabilities in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance and our estimated tax liabilities. During our fourth quarter of fiscal 2003, we provided a valuation allowance for substantially all of our deferred tax assets, which remain fully reserved. Tax provisions in fiscal 2004 primarily reflect taxable income in foreign jurisdictions and certain adjustments for changes in estimated tax liabilities.

Results of Operations

        During the fourth quarter of fiscal 1999, the semiconductor industry began to recover from the slowdown that began in the second half of 1996. The recovery continued through fiscal 2001, and we returned to profitability. However, in the fourth quarter of fiscal 2001, we began to experience order cancellations, delays in booking new orders and delays in shipping orders to customers, all of which contributed to the significant reduction in our revenue in fiscal 2002. This directly affected the sales of semiconductor capital equipment and the sales of materials. As a result of the decline in revenue, we recorded operating losses for fiscal 2002. We believed that, despite short-term slowdowns, the semiconductor industry had long-term growth opportunities. As a result, we believed we had to maintain our infrastructure, even during periodic slowdowns, in order to continue to serve our customers and to be in a position to take advantage of long-term growth opportunities. Consequently, we did not reduce our operating expenses in the first and second quarters of fiscal 2003. However, we continued to incur operating losses during fiscal 2003. As a result, we announced in October 2002 plans to reduce our number of employees by approximately 125 in addition to the approximately 90 employees we expected to be transferred to FSI as part of the termination of our distribution agreement with FSI. As of May 31, 2003, we had terminated 125 employees, and, on March 1, 2003, we transferred 93 employees to FSI. During fiscal 2004, our revenues and expenses did not meet our expectations. Accordingly, we terminated an additional 84 employees and abandoned the use of eight leased facilities. We expect that revenue for the first quarter of fiscal 2005 will be approximately the same as our revenue for the fourth quarter of fiscal 2004.

        The following table summarizes our historical results of operations as a percentage of net revenue for the fiscal years indicated. The historical financial data for fiscal 2004, 2003 and 2002 were derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	78.3	81.2	80.3

Gross margin	21.7%	18.8%	19.7%
Selling, general, administrative and other expenses	25.3	23.8	22.6
Research, development and engineering	1.0	0.2	—
Restructuring costs	2.0	2.2	0.5
Goodwill impairment	—	3.5	—
Other operating income, net of associated costs	0.2	1.7	2.5

Operating margin (loss)	(6.4)%	(9.2)%	(0.9)%

        Net Revenue.    The following table shows our net revenue and percent of net revenue for our equipment and fab solutions groups:

	Fiscal Year Ended May 31,
	2004	2003	2002
		Reclassified	Reclassified
Net revenue (dollars in millions)
Equipment solutions group	$68.6	$85.7	$99.8
Fab solutions group	137.3	150.0	132.4
Net revenue
Equipment solutions group	33.3%	36.4%	43.0%
Fab solutions group	66.7	63.6	57.0

        Equipment solutions group.    In the fourth quarter of fiscal 2001, we began to experience a severe slowdown, which has continued through fiscal 2004. The equipment group net revenue in fiscal 2004 was $68.6 million, down $17.1 million or 20.0% from fiscal 2003. In April 2003, Metron and FSI terminated their distribution agreement for the sale of FSI products and services in all areas of the world except Israel. The loss of revenue from FSI products and services amounted to $25.1 million for fiscal 2004 and was the principal cause for our equipment solutions group revenue decline. The decline of equipment revenues for Europe and the United States was partially offset by an increase of revenue in Asia. The equipment solutions group's net revenue in fiscal 2003 was $85.7 million, down $14.1 million or 14.1% from fiscal 2002. Geographically, during fiscal 2003, equipment revenues in the United States increased by over 80%, which more than offset the revenue decline in both Europe and Asia. For fiscal 2002, revenue was $99.8 million, down $155.8 million, or 61.0%, from $255.6 million in fiscal 2001. Consequently, this resulted in significantly lower revenues in all geographic regions for fiscal 2002 when compared with fiscal 2001.

        Fab solutions group.    As with the equipment solutions group, the fab solutions group experienced a severe slowdown beginning with our fourth quarter of fiscal 2001, which continued through fiscal 2004. In fiscal 2004, the fab solutions group revenue was $137.3 million, down $12.7 million or 8.5% from the group's 2003 revenue. In June 2003, Cabot Microelectronics terminated its distribution agreement with us in all areas of the world except Israel. The loss of Cabot product revenues amounted to $31.6 million for fiscal 2004, which caused the decline in revenue for the fab solutions group. Geographically, revenues for Europe and Asia declined in fiscal 2004, however, the decline was partially offset by an increase of revenue in the United States. In fiscal 2003, the group's revenue was

$150.0 million, a $17.6 million or 13.3% increase from the $132.4 million of revenue for fiscal 2002. Fiscal 2003 revenues increased significantly in Asia and were slightly higher in the United States, however, revenues in Europe continued to decline. The fab solutions group's net revenue in fiscal 2002 was $132.4 million, down $129.4 million, or 49.4%, from $261.8 million in fiscal 2001.

        Gross Margins.    The following table shows our gross margins for our equipment and fab solutions groups:

	Fiscal Year Ended May 31,
	2004	2003	2002
		Reclassified	Reclassified
Gross margins
Equipment solutions group	24.2%	16.6%	21.4%
Fab solutions group	20.5%	20.0%	18.5%

        Equipment solutions group.    The group's gross margin of 24.2% for fiscal 2004 increased 760 basis points from 16.6% when compared to fiscal 2003. The increase was primarily due to the increase in margins from legacy spare parts sales, service and commission revenue. Of the improvement in gross margins, approximately 115 basis points pertained to the sale of products where inventory had been previously written down. Margins from the legacy spares equipment component contributed to the increase primarily because of the margin on the sales of spare parts from the Eclipse product line acquired during our second quarter of fiscal 2004. However, margins for specialty spare parts declined as a result of lower margins resulting from the sale of the remaining FSI spare parts inventory during fiscal 2004. Margins for specialty equipment declined due to the mix of low margin equipment being sold in fiscal 2004. Geographically, margins improved in both Asia and Europe, but declined in the United States. Gross margins for fiscal 2003 decreased 484 basis points to 16.6% for the equipment solutions group when compared to fiscal 2002. While spare parts improved, lower group margins were primarily caused by higher service costs partly due to the FSI termination agreement and partly as the result of our restructuring activities. Gross margins in Asia increased but decreases in Europe and the United States contributed to the overall decline. In fiscal 2002, gross margins increased by 600 basis points from fiscal 2001. The group's margins improved in all revenue categories for fiscal 2002, with the majority of the increase coming from service and spare parts. Service margins improved as a result of the recognition of installation revenues deferred from earlier periods. Commissions also contributed to the margin improvement because they represented a higher proportion of division revenue in fiscal 2002 than in fiscal 2001.

        Fab solutions group.    The gross margin of 20.5% for the fab solutions group increased 50 basis points for fiscal 2004 when compared to fiscal 2003. Margins for the materials component improved and parts cleaning units became profitable. These were the primary reason for the overall increase for the group for fiscal 2004. Geographically, margins improvement in Europe and Asia was offset by a decline in the United States. During fiscal 2003, gross margins for the group increased by 150 basis points to 20.0% when compared to fiscal 2002. The improved growth in the gross margin of the group was primarily the result of significantly improved margins from our parts cleaning units when compared to fiscal 2002. The parts cleaning units continued to have less than break even margins associated with the start up activities. Additionally, for fiscal 2003, the overall increase of the group's margins were offset by higher warehousing costs, and lower material commission revenue. Gross margins in the fab solutions group declined 150 basis points in fiscal 2002 to 18.5%. The margins from our material products were dampened by less than break even margins from the start up activities of our parts cleaning units. Additionally, warehousing costs increased on a relative basis, which, coupled with a reduction in commission revenue, resulted in lower overall margins.

        Selling, general, and administrative expenses (SG&A).    SG&A expenses for fiscal 2004 were $52.0 million, down $4.0 million or 7.2% from the $56.0 million incurred for fiscal 2003. In fiscal 2003, SG&A expenses increased $3.7 million to $56.1 million or 7.0% when compared with fiscal 2002. SG&A expenses in fiscal 2002 were $52.4 million, down $17.2 million, or 24.7%, from fiscal 2001. Our acquisition of Intec accounted for $0.5 million of SG&A in fiscal 2002.

        SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services and depreciation. In fiscal 2002, SG&A also included the amortization of acquisition goodwill, however, with the adoption of FAS 142 on June 1, 2003, goodwill is no longer amortized to the income statement. As of May 31, 2004, we had no goodwill. Our SG&A expenses are a function principally of our total headcount. Almost 57% of our operating expenses consist of salaries and other employment-related costs.

        In fiscal 2004, personnel and related costs accounted for $1.8 million of decrease in SG&A expenses primarily due to a reduction in the number of employees. However, the increase in the value of the EURO and British Pound contributed to an increase of approximately $1.7 million of SG&A costs for fiscal 2004 when compared to the same period of the prior fiscal year. The increase in SG&A expense in fiscal 2003 was primarily due to under-utilized facilities and personnel costs. The under utilized facilities were the result of our restructuring program, and were not abandoned until late in our fourth quarter of fiscal 2002. In addition, we retained FSI sales and service personnel until the end of our third quarter of fiscal 2003, in accordance with the terms of the transition agreement for terminating our distribution agreement with FSI. The decrease in SG&A expense in fiscal 2002 was due principally to lower personnel expenses amounting to $11.5 million, which includes incentive plans and bonuses, and lower travel and entertainment expense amounting to $2.5 million. In the fourth quarter of fiscal 2002, we succeeded in substantially reducing the amount of receivables that were over 90 days. Consequently, we reduced our provision for doubtful accounts by $1.1 million.

        Restructuring costs.    During 2004, the Company terminated 84 employees, of which the equipment solutions group terminated 43 employees, the fab solutions group terminated 29 employees, and 12 terminated employees were part of finance and administration. The Company incurred approximately $2.5 million of restructuring costs in the equipment solutions segment, which included $0.3 million of cost for the abandonment of leased facilities in Scotland, France, Germany and Sweden and $0.6 million of leasehold improvements and fixed assets. The fab solutions segment incurred approximately $0.9 million of restructuring costs, of which $0.3 million pertained to the cost of the abandonment of leased facilities in the United States and Singapore. Other groups incurred approximately $0.7 million of restructuring costs, which primarily pertained to terminations. The Company continues to evaluate its operating costs and may if deemed appropriate execute additional restructuring. In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities. These assumptions will be updated periodically and additional adjustments may be required.

        During fiscal 2003, as a result of continuing slow industry conditions, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees that were transferred to FSI. The restructuring cost of terminating these individuals amounted to $3.0 million. Additionally, the Company incurred approximately $2.2 million of restructuring costs pertaining to the cost of the abandonment of certain leased facilities within both the equipment and materials segments, which expire through 2014. The total number of employees terminated during the year was 125 people. The equipment division reduced its headcount by 69 employees, the materials division terminated 14 employees, and 42 terminated employees were part of finance and administration. In estimating the accrual for abandoned leased facilities, the Company assumed it could sublease the facilities in the future.

        Restructuring costs of $1.1 million incurred during fiscal 2002 were comprised of termination costs of $0.7 million and abandonment of a lease amounting to $0.4 million. During fiscal 2002, the termination costs pertained to a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment division, 17 in the materials division and 12 in finance and administration.

        We expect to incur additional restructuring costs for personnel during our first quarter of fiscal 2005 amounting to approximately $0.5 million.

        Goodwill impairment.    The Company's market capitalization has been below net book value (NBV) since July 2002, and was substantially below NBV for the eight-month period ended February 28, 2003. The comparison for estimates of the fair value of the Company's assets and liabilities to the lower market capitalization indicated that the Company's carrying value of goodwill was fully impaired. Accordingly, the Company charged $8.3 million of goodwill, the entire carrying value, to the Company's statement of operations during our third quarter of fiscal 2003. At May 31, 2004, we had no goodwill remaining.

        Research, development and engineering.    During the fourth quarter of fiscal 2003, we hired engineers and technicians to support our internally-manufactured equipment for both specialty and legend equipment. With the addition of the Eclipse product line during our second quarter of fiscal 2004, approximately 38 additional engineers and technicians were hired to support the manufacturing of the new Eclipse product line. This accounted for substantially all of the $2.2 million of research, development and engineering expense incurred in fiscal 2004.

        Other Operating Income, Net of Associated Costs.    In fiscal 2004, other operating income is primarily the residual of gain from the early termination of the Company's distribution agreement with FSI. In fiscal 2003, other operating income was comprised of $1.3 million for the remainder of the Entegris gain, and a net gain of $2.7 million from the early termination of the Company's distribution agreement with FSI. Other operating income for fiscal 2002 represented a portion of the total gain of $8.4 million from the modification of Metron's distribution agreement with Entegris.

        In October 2002, the Company and FSI, one of the Company's suppliers and shareholders, entered into a transition agreement providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003, FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, while the Company will continue to represent FSI products in Israel. Our revenues for FSI products and services in Europe and Asia were approximately $1.8 million, $26.9 million, and $29.0 million (0.9%, 11.4% and 12.5% of revenue) for the years ended May 31, 2004, 2003, and 2002, respectively.

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

        During April 2003, the transition of the distribution agreements with FSI was completed. The Company recorded a gain of $2.7 million for the termination of the FSI distribution agreement. FSI transferred to the Company 567,105 common shares of the Company with a fair market value of $0.7 million, which is in addition to the $3.0 million cash advance that the Company received in October 2002. As a result, FSI's ownership of the Company's outstanding common shares was reduced from approximately 20.5% to approximately 16.8%. 93 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia were transferred to FSI.

        Loss From Impairment of Investment.    During fiscal 2002, we recorded a loss of $1.1 million for an estimated "other than temporary" impairment in the value of our investments in AST and Abeto GmbH (Abeto). $0.4 million of the loss was recorded against our equity investment in AST. The remainder of the loss pertained to Abeto, an investment we made in May 2000. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclamation and refurbishment of packaging materials for the semiconductor industry. During the fourth quarter of fiscal 2002, we assessed Abeto's ability to continue as a going concern without additional financial support, and, in the fourth quarter, as a result of our assessment, we recorded an impairment loss of $0.7 million.

        Other expense, net.    The following table summarizes the components of other income (expense).

	Year Ended May 31,
	2004	2003	2002
	(in thousands)
Foreign exchange loss	$(654)	$(719)	$(197)
Interest income	56	109	397
Interest expense	(2,228)	(1,073)	(1,323)
Other income	595	318	157

Other expense, net	$(2,231)	$(1,365)	$(966)

        We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During the three-year period ended May 31, 2004, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities. During fiscal 2004 and 2003, approximately $612,000 and $449,000 of the foreign exchange loss pertained to the cost of hedging the Israel Shekel, which was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel. We expect this cost will be significantly lower in fiscal 2005.

        Interest income represents primarily earnings on our available cash balances. The decrease in our interest income for each of the three fiscal years is a result of lower average cash balances and of lower interest rates.

        Interest expense reflects interest on our borrowings as well as the accretion of non-cash interest discount related to the 8% convertible debenture, which resulted from the $2.3 million for the fair value of the warrants, and $3.4 million from the deemed dividend relating to the issuing of our $7.0 million of convertible debentures. Interest accretion from the non-cash deemed dividend for the beneficial conversion feature and the amortization of the placement agent fees for fiscal 2004 was approximately $305,000. The reduction of interest expense in fiscal 2003 results primarily from lower utilization of the credit facilities. The decrease of interest expense in fiscal 2002 was primarily due to lower amount available from our credit facilities, and lower interest rates.

        Other income for fiscal 2004, 2003 and 2002 consisted of various miscellaneous non-operating income.

        Provision for Income Taxes.    For fiscal 2004, our tax provision resulted in an effective rate of 9.9% representing income tax on taxable income in foreign jurisdictions and certain adjustments for changes in estimated tax liabilities. In fiscal 2003, our effective income tax rate was 15.3% consisting primarily of tax on taxable income in foreign jurisdictions. We established a valuation allowance for all of our net deferred tax assets during fiscal 2003, due to the uncertainty of our ability to generate sufficient taxable income to realize these net deferred tax assets. This allowance, which has been maintained throughout fiscal 2004 due to recurring losses, is the primary reason for the difference between the Netherlands statutory rate and our effective tax rate for fiscal years 2003 and 2004. In fiscal 2002, our effective income tax rate was a benefit of 31.9%. The effective rate was lower than The Netherlands' statutory tax rate of 35%, primarily because of non-deductible losses in Asia, and tax losses in Asia for which we recorded a valuation allowance, which eliminates any benefit to our effective tax rate.

Liquidity and Capital Resources

        We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. For the past three fiscal years, our principal sources of liquidity were cash flow from operations and bank borrowings. However, in August 2003, we obtained $6.7 million, net of $0.3 million of cash issuance costs, from the issuance of convertible debentures, which are due in February 2007. Our working capital, current assets less current liabilities, at May 31, 2004 was $36.1 million, compared to $35.5 million at May 31, 2003. Our current ratio, current assets divided by current liabilities, was 1.4 and 1.5 at May 31, 2004 and 2003, respectively.

  Operating Activities.

        During fiscal 2004, we used cash totaling $5.7 million in our operating activities. Our net loss adjusted for non-cash operating expenses totaled $(10.4) million, which was partially offset by the positive cash flow of $4.7 million from changes in assets and liabilities, primarily from an increase in deferred revenue. The net reduction of our accounts receivable to include amounts due from affiliates were substantially offset by the net increases in our accounts payable to include amounts due to affiliates.

        Cash flows generated by operating activities in fiscal 2003 were $0.3 million, which represents a $1.5 million decline from fiscal 2002. Our net loss plus non-cash items included in net loss totaled $(9.9) million, a decrease of $5.8 million from fiscal 2002. Changes in assets and liabilities were due to a decrease in receivables, and the reduction of inventories, which was partially offset by the reductions in payables and deferred revenue generated $10.2 million in cash, which offset the net loss plus non-cash items.

        Cash flows generated by operating activities in fiscal 2002 were $1.7 million, which represents a $3.4 million decline from fiscal 2001. Our net loss plus non-cash items included in net loss totaled $(4.2) million in fiscal 2002, a decrease of $22.1 million from fiscal 2001. Changes in assets and liabilities were due to a substantial decrease in receivables, and the reduction of inventories, which was partially offset by the reductions in payables generated $5.9 million in cash. The cash generated by changes in assets and liabilities more than offset the net loss plus non-cash items.

  Investing Activities.

        In September 2003, we purchased approximately $7.7 million of assets, primarily inventory for the Eclipse product line in exchange for a note payable, and entered into a $6.0 million obligation for the license agreement from TEL. Other capital expenditures for property, plant and equipment for fiscal 2004 totaled $1.9 million. Of these amounts, we invested $0.6 million in 2004 in our operations management information system. To date, we have invested $8.8 million in the new system, and we estimate the total cost will reach $12.0 to $15.0 million over the next 15 to 20 months. We expect that our capital expenditures for property, plant and equipment in fiscal 2005 will total approximately $2.0 million, which includes estimated expenditures for our new information system.

        Our capital expenditures for property, plant and equipment totaled $3.2 million for fiscal 2003, down from $12.2 million for fiscal 2002. In 2003, we spent approximately $1.1 million on our new operations management information system and $0.8 million for the purchase of additional computer equipment, while the remaining amounts bought furniture, fixtures, and leasehold improvements.

        Our capital expenditures for property, plant and equipment totaled $12.2 million for fiscal 2002, up from $9.6 million for fiscal 2001. We spent approximately $2.9 million in fiscal 2002 to build our parts cleaning facilities in The Netherlands, and we invested $5.1 million in our operations management information system.

  Financing Activities.

        Debt.    In August 2003, the Company issued convertible debentures and warrants due in February 2007 in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003. In September 2003, we issued a $7.7 million promissory note primarily for the purchase of the Eclipse product line assets and entered into a $6.0 million obligation for the license arrangement with TEL. In November 2003, we completed a $10.0 million financing facility with CIT, repaid the remaining balance of the Compass Bank facility of $2.9 million from the initial CIT funding and terminated our credit facility with Compass Bank. The total reduction of short-term borrowings was $0.9 million for fiscal 2004. For fiscal 2003, we paid down $6.3 million of the amounts we had borrowed on our credit facilities. In fiscal 2002, we increased our long-term debt by $1.5 million in exchange for the assets acquired from AST.

        Equity.    During fiscal years 2004, 2003 and 2002, we received $0.5 million, $0.3 million, and $1.0 million, respectively, from employees for exercised stock options and the purchase of common shares through our employee stock purchase plan. In fiscal years 2004, 2003 and 2002, approximately 175,000, 17,000, and 160,000 common shares were exercised from stock option plans. In fiscal 2003 and 2002, approximately 134,000, and 76,000 common shares were purchased through our employee stock purchase plan.

        Current and future liquidity position.    As of May 31, 2004, the Company had $12.1 million of cash and cash equivalents and $13.9 million of short-term borrowings, of which $12.2 million were outstanding under various borrowing facilities and $1.1 million due to TEL. In June 2004, we issued $6.0 million principal amount of convertible debentures due 2008. We believe that our available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from our June 2004 issuance of $6.0 million of convertible debentures), amounts available under the Company's credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to the acquisition of a facility from CIT, both of which occurred in November 2003), and anticipated cash flows from operations will be sufficient to meet the Company's anticipated cash requirements through the next 12 months. However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations, including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and the $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to the license arrangement with TEL. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2005. During fiscal 2005, we will continue to evaluate whether we should seek additional financing to meet our anticipated cash requirements for fiscal 2006 and beyond.

        Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. We were in violation of a covenant under the CIT facility for January 2004, for which we obtained a waiver. As of May 31, 2004, we were in compliance with this covenant and all other covenants in our credit facilities.

        We intend to pursue discussions with our lenders to further increase availability under our borrowing facilities and to waive, modify or, possibly, eliminate certain financial covenants in our credit facilities and to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to increase our availability or modify or eliminate such covenants or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. While we anticipate that we will be able to comply with covenants in our credit facilities, we cannot give any assurance that we can comply with the covenants of our existing credit facilities. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

        While we believe that our current borrowing facilities will continue to be available to us through fiscal 2005, all of our borrowing facilities other than the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review. Given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make our borrowing facilities available to us, or that new lenders will agree to make borrowing facilities available to us, on terms or in amounts acceptable to us, or at all.

        Any failure to retain our existing borrowing facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant borrowing facility lenders demand repayment of all or a significant portion of our indebtedness, we may not have the cash resources necessary to repay such indebtedness when due.

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

        In addition to the liquidity issues associated with our need for capital from external sources, our ability to generate our anticipated cash flows from operations is subject to the risks and uncertainties discussed under Risk Factors—Risks Related to Metron. These risks include, in particular, our dependence upon a few key suppliers and a relatively small number of customers for a majority of our revenue, variations in the amount of time it takes for us to sell our products, including the related volume and price per unit, and to collect accounts receivable and in the timing of customer orders and risks associated with the semiconductor industry and its periodic downturns.

        Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed under Risk Factors—Risks Related to Metron and elsewhere in this Annual Report on Form 10-K.

        The following table summarizes our contractual cash obligations as of May 31, 2004. Additionally, we issued $6.0 million principal amount of convertible debentures in June 2004, which are not reflected in the table.

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt payable to TEL including current portion	$7,677	$1,044	$3,033	$3,600	$—
Other long-term debt including current portion	1,791	679	1,034	44	34
8% convertible debentures	7,000	—	—	7,000	—
Short-term borrowing obligations	12,159	12,159	—	—	—
Operating lease obligations	18,856	6,064	7,283	2,781	2,728
Purchase commitments	34,379	27,046	6,133	1,200	—
License arrangement with TEL	6,000	1,200	2,400	2,400	—
Other long-term liabilities	2,009	149	492	—	1,368

Total contractual obligations and commercial commitments for cash	$89,871	$48,341	$20,375	$17,025	$4,130

Transactions with related parties:

        During fiscal 2004, Entegris ceased to be an affiliate of Metron. However, FSI continued as an affiliate and owned approximately 11.7% of the outstanding shares of the Company as of May 31, 2004. The Company purchases goods from affiliates and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2004, 2003 and 2002, such purchases totaled approximately $1.8 million, $31.9 million, and $24.4 million, respectively. Sales to affiliates during fiscal 2004 and 2003 were $23 million and $2.8 million, respectively. At May 31, 2004 and 2003, amounts payable to affiliates were $3.0 million and $8.7 million, respectively. At May 31, 2004 and 2003, amounts receivable from affiliates were $2.1 million and $0.9 million, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of May 31, 2004. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

Bank Borrowing Facilities

        The following table summarizes our material borrowing facilities and most recent interest rates as of May 31, 2004:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Maximum Amount Available(1)	Recent Interest Rate
	(Dollars in thousands)
CIT	$10,000	$4,381	$5,619	5.5%
HSBC	2,500	1,134	1,366	4.3%
Deutsche Bank(2)	1,710	590	905	8.5%
Royal Bank of Scotland	4,218	3,182	858	5.8%
Bank Leumi	2,156	998	331	5.9%
All Others	3,232	1,874	1,321	3.3% to 9.8%

Total	$23,816	$12,159	$10,400

(1)
Amounts available are subject to respective borrowing base formula.

(2)
The Deutsche Bank borrowing facility was reduced to $0.4 million in June 2004 after the sale of our building in Germany.

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

Market Risk

        At May 31, 2004, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	510	706	1.20	$(7)	June 2004
Israeli Shekel	—	7,279	4.58	(9)	June 2004
Singapore Dollar	540	—	1.70	4	June 2004

				$(12)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See information/discussion appearing under the subcaption "Market Risk" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Metron Technology N.V.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metron Technology N.V. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on June 1, 2002.

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 11, 2004

METRON TECHNOLOGY N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Year ended May 31,
	2004	2003	2002
Net revenue	$205,867	$235,665	$232,240
Cost of revenue	161,153	191,469	186,513

Gross profit	44,714	44,196	45,727
Selling, general, and administrative expenses	52,049	56,059	52,390
Research, development and engineering expenses	2,213	442	—
Restructuring costs	4,030	5,204	1,083
Goodwill impairment	—	8,292	—
Other operating income, net of associated costs	448	4,040	5,748

Operating loss	(13,130)	(21,761)	(1,998)
Loss from impairment of investments	—	—	(1,100)
Other expense, net	(2,231)	(1,365)	(966)

Loss before income taxes	(15,361)	(23,126)	(4,064)
Income tax expense (benefit)	1,517	3,543	(1,296)

Net loss	$(16,878)	$(26,669)	$(2,768)

Basic and diluted loss per common share	$(1.33)	$(2.05)	$(0.22)
Weighted average number of shares for basic and diluted	12,674	12,996	12,870

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share data)

	May 31,
	2004	2003
ASSETS
Cash and cash equivalents	$12,107	$12,179
Accounts receivable, net of allowances for doubtful accounts of $1,251, and $1,135, respectively	43,937	37,316
Amounts due from affiliates	2,050	852
Loan to officer/shareholder	110	110
Inventories	46,719	38,131
Prepaid expenses and other current assets	12,384	12,796

Total current assets	117,307	101,384
Property, plant and equipment, net	20,035	24,921
Intangibles and other assets, net	8,171	2,182

Total Assets	$145,513	$128,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$34,847	$21,511
Amounts due to affiliates	3,044	8,711
Accrued wages and employee-related expenses	4,716	5,231
Deferred revenue	11,187	4,496
Short term borrowings and current portion of long-term debt	13,882	13,261
Amounts payable to shareholders	149	170
Other current liabilities	13,423	12,491

Total current liabilities	81,248	65,871
Long-term debt, excluding current portion	7,745	1,662
8% convertible debentures	1,531	—
Other long-term liabilities	7,321	3,148

Total liabilities	97,845	70,681

Commitments (Note 14)	—	—
Shareholders' equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,179,036 and 14,003,979 shares, respectively Outstanding: 12,784,135 and 12,609,078 shares, respectively	47,459	41,285
Retained earnings	699	17,577
Cumulative other comprehensive income (loss)	123	(443)
Treasury shares: 1,394,901 shares	(613)	(613)

Total shareholders' equity	47,668	57,806

Total liabilities and shareholders' equity	$145,513	$128,487

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(16,878)	$(26,669)	$(2,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,267	5,672	5,058
Provision for doubtful accounts	104	(799)	(1,126)
Gain from termination and modification of distribution agreements	(448)	(2,069)	(5,416)
Deferred income taxes	—	5,689	(1,079)
Goodwill impairment	—	8,292	—
Loss from impairment of investments	—	—	1,100
Non-cash interest for convertible debenture discount and debt issuance costs	305	—	—
Restructuring costs, non-cash portion	548	—	—
Other	(286)	(75)	76
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,713)	5,627	47,455
Amounts due from affiliates	(1,198)	(688)	397
Loan to officer/shareholder	—	—	(31)
Inventories	(681)	14,478	6,491
Prepaid expenses and other current assets	412	(4,954)	(1,363)
Accounts payable	13,336	(1,976)	(11,001)
Amounts due to affiliates	(5,667)	2,923	(23,125)
Accrued wages and employee-related expenses	(515)	643	(5,311)
Deferred revenue	6,626	(7,995)	(3,019)
Other current liabilities	179	2,117	(4,696)
Other non-current assets and liabilities	(1,096)	57	82

Net cash flows provided (used in) operating activities	(5,705)	273	1,724

Cash flows from investing activities:
Additions to property, plant, and equipment	(1,903)	(3,241)	(12,236)
Proceeds from the sale of property, plant, and equipment	1,767	508	316
Purchase of Eclipse product line inventories, license agreement and other assets	(13,677)	—	—

Net cash flows used in investing activities	(13,813)	(2,733)	(11,920)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	(993)	(6,776)	256
Proceeds from issuance of long-term debt	156	41	710
Proceeds from issuance of 8% convertible debentures	7,000	—	—
Issuance costs of 8% convertible debentures	(287)	—	—
Issuance of notes payable and license obligation for the purchase of the Eclipse produce line from TEL	13,677	—	—
Principal payments on long-term debt	(180)	(910)	(435)
Principal payments on indebtedness to officer and shareholder	(145)	(62)	(62)
Proceeds from issuance of common shares	462	285	1,035

Net cash flows provided by (used in) financing activities	19,690	(7,422)	1,504

Effect of exchange rate changes on cash and cash equivalents	(244)	2,112	872

Net change in cash and cash equivalents	(72)	(7,770)	(7,820)
Beginning cash and cash equivalents	12,179	19,949	27,769

Ending cash and cash equivalents	$12,107	$12,179	$19,949

The accompanying Notes are an integral part of the Consolidated Financial Statements.

METRON TECHNOLOGY N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Shares and Additional Paid-in Capital
				Cumulative Other Comprehensive Loss
			Retained Earnings		Treasury Shares		Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at May 31, 2001	12,790	$38,714	$49,448	$(7,427)	$(592)	$80,143
Net loss			(2,768)			(2,768)	$(2,768)
Foreign translation adjustment				1,663		1,663	1,663
Unrealized gain from foreign currency forward contracts				296		296	296
Stock option exercises and employee stock purchase plan	235	1,035				1,035

Balances at May 31, 2002	13,025	39,749	46,680	(5,468)	(592)	80,369	(809)

Net loss			(26,669)			(26,669)	(26,669)
Foreign translation adjustment				5,025		5,025	5,025
Treasury shares acquired from FSI	(567)	(442)			(272)	(714)
Treasury shares cancelled		1,693	(2,434)		251	(490)
Stock option exercises and employee stock purchase plan	151	285				285

Balances at May 31, 2003	12,609	41,285	17,577	(443)	(613)	57,806	(21,644)

Net loss			(16,878)			(16,878)	(16,878)
Foreign translation adjustment				566		566	566
Fair value of warrants issued with convertible debentures		2,348				2,348
Deemed dividend for convertible debentures from beneficial conversion feature		3,364				3,364
Stock option exercises	175	462				462

Balances at May 31, 2004	12,784	$47,459	$699	$123	$(613)	$47,668	$(16,312)

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

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States of America. Certain prior period items have been reclassified to conform with the current year presentation, and had no significant impact on reported results of operations. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future results may differ from these estimates.

  Liquidity

        For fiscal years ended May 31, 2004, 2003 and 2002, the Company incurred net losses of $16.9 million, $26.7 million and $2.8 million, respectively. In addition, the Company had $5.7 million of net cash outflows from operations in fiscal 2004. As of May 31, 2004, the Company had $12.1 million of cash and cash equivalents and $13.9 million of short-term borrowings and current portion of long-term debt, of which $12.2 million was outstanding under its various borrowing facilities and $1.1 million was due to Tokyo Electron Ltd. (TEL). Borrowing facilities except for the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review.

        Metron operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. The Company has substantially completed a significant shift in its focus to expand its capability to manufacture and rebuild certain legacy equipment in addition to supporting its continuing distribution activities for both the equipment solution and fab solution groups. The Company has acquired the rights from certain original equipment manufacturers (OEMs) to build and sell certain legacy products and to provide continuing manufacturing capability and field support to the OEMs' customer base for those products.

        The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from the Company's June 2004 issuance of $6.0 million of convertible debentures—See Note 19), amounts available under the Company's credit facilities (giving effect to the repayment and termination of the Compass Bank facility and to obtaining a new facility from CIT, both of which occurred in November 2003), and anticipated cash flows from operations will be sufficient to meet the Company's anticipated cash requirements through the next 12 months. However, if our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and the $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to the license arrangement with TEL. Further, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if revenues increase materially, we may need to raise additional cash resources from external sources to permit us to conduct our operations in the ordinary course of business through fiscal 2005.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is predominantly their local currencies. All of the assets and liabilities of the Company's foreign subsidiaries are translated to the US Dollar at the current year end exchange rates, while income and expenses are translated at the average exchange rates for the period.

  Revenue Recognition

        The Company's revenue consists primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101). SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

        The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the customer's retainage exceeds the amount of deferred installation revenue, all or a portion of the residual equipment revenue is deferred. Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Occasionally, the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment. The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (Legends Product Line) as it acquires rights to do so from OEMs. Revenues from the sale of legacy equipment where the Company does not have a manufacturing history are recognized upon customer acceptance.

        Revenues from the sale of materials and other products other than equipment are generally recognized on the shipment of goods to customers. Revenue from service agreements is recognized ratably over the agreement period, while revenue from service without a service agreement is recognized in the periods in which the services are rendered to customers when all of the other criteria for revenue recognition are met.

  Research, development and engineering

        Research, development and engineering expenditures are expensed to operations as incurred.

  Cumulative Other Comprehensive Income (Loss)

        Cumulative other comprehensive income (loss) consists of expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholders' equity. For the fiscal years ended May 31, 2004 and 2003, the Company had one item of cumulative other comprehensive income (loss) related to its foreign currency translation adjustment. For the fiscal year ended May 31, 2002, the Company had two items: a foreign currency translation adjustment; and an unrealized gain from foreign currency forward contracts amounting to $296,000. At May 31, 2004, 2003 and 2002, the balance of cumulative other comprehensive income (loss) consisted of foreign currency translation adjustments and amounted to $0.1 million, $(0.4) million and $(5.5) million, respectively.

  Loss Per Share

        Basic and diluted loss per common share are based on the weighted-average number of common shares outstanding in each year. The weighted-average number of shares for the three years ended May 31, 2004, 2003 and 2002 were 12,674,000 shares, 12,996,000 shares and 12,870,000 shares, respectively.

        The share equivalents for stock options were excluded from diluted earnings per share for fiscal years 2004, 2003 and 2002 because their effect was anti-dilutive, amounted to approximately 3,555,000, 3,845,000 and 3,385,000 shares, respectively. Additionally, approximately 1,847,000 common shares issuable upon conversion of $7.0 million of convertible debentures issued August 2003 (excluding shares that may be issued in payment of interest), and approximately 867,000 shares issuable upon exercise of warrants issued in conjunction with the $7.0 million of convertible debentures were excluded from the computation because their effect was anti-dilutive for the fiscal 2004.

  Cash Equivalents

        Cash equivalents are short-term, highly-liquid investments with original maturities of three months or less from the date of purchase.

  Inventories

        Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory were as follows:

	May 31,
	2004	2003
	(Dollars in thousands)
Raw materials	$1,714	$531
Work in process	4,687	1,766
Equipment, spare parts and material inventory	32,908	34,953
Equipment delivered to customers pending acceptance	7,410	881

Inventories	$46,719	$38,131

  Foreign Currency Hedging

        The Company records all derivatives from foreign currency hedging activities on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, are recognized currently in earnings.

  Foreign Exchange Exposure Management

        The Company generally acquires and sells products internationally in US Dollars. Occasional purchases are made in foreign currency, and Metron operates subsidiaries internationally generating additional foreign currency exchange risk. Metron continues its policy of limited hedging of forecasted and actual foreign currency risk with forward contracts that expire within 12 months. Derivatives are employed to eliminate, reduce or transfer selected foreign currency risks that can be confidently identified and quantified. The fair value of derivatives hedging non-functional currency monetary assets and liabilities are recorded on the balance sheet at fair value and recognized currently in earnings. In accordance with SFAS 133, hedges of anticipated transactions that are designated and documented at inception as cash flow hedges are evaluated for effectiveness, excluding time value, at least quarterly. As the critical terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in value of the anticipated transaction to the spot to spot change in value of the related forward contracts, with the effective portion of the hedge accumulated in other comprehensive income (loss). Any residual change in fair value of the instruments, including time value excluded from effectiveness testing, are recognized immediately in Other Expense, net. An immaterial amount of time value and contract ineffectiveness were recognized in the year ended May 31, 2004 and 2003. See Note 13 for summary of outstanding financial instruments at May 31, 2004.

  Financial Instruments and Credit Risk

        The carrying value of the Company's consolidated financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

        The Company sells its products and services principally to leading, well-established semiconductor companies. Credit risk is concentrated in United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company reviews its historical write-offs of accounts receivable, and, based on an ongoing evaluation of its accounts receivable collectibility and customer creditworthiness, believes it has adequately provided for potential losses, which have been within management's expectations.

        The Company attempts to reduce its exposure arising from foreign currency fluctuations by matching the maturities of foreign currency assets and liabilities, mainly accounts receivable and accounts payable. The Company enters into forward exchange contracts that are designated to hedge differences existing between foreign currency assets and liabilities. Any gains or losses on these contracts are recognized in the income statement, and generally offset the resulting gains and losses on the related balance sheet items. The Company also uses forward exchange contracts that are designated to hedge firm purchase commitments. Any unrealized gains or losses are deferred and realized gains or losses adjust the carrying basis of assets acquired, principally inventory. Such amounts were not significant for fiscal years 2004, 2003 and 2002.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization are determined primarily by the straight-line method over the estimated useful life of the related asset, while leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term, as follows:

Buildings and leasehold improvements	10 – 50 years
Computers and software	3 – 7 years
Machinery, equipment, vehicles and fixtures	3 – 17 years

        Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Repair and maintenance costs are capitalized only if they extend the useful life of the related asset. The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and disposition. Where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of an asset. No impairment of property, plant and equipment has been recognized in fiscal 2004, 2003 or 2002.

  Goodwill

        As of May 31, 2004 and 2003, the Company had no goodwill. Goodwill represented the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Goodwill was amortized in selling, general, administrative and other expenses over a 10-year period, using the straight-line method. On June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets determined to have an indefinite useful life and acquired in a purchase business combination are not to be amortized and should be evaluated for impairment at least annually.

        As of June 1, 2002, the Company had approximately $8,292,000 of unamortized goodwill, which was subject to the transition provisions of SFAS 142. Under the transition provisions of SFAS 142, the Company during the second quarter of fiscal 2003 performed an assessment to test the carrying value of goodwill and other intangible assets for impairment as of June 1, 2002. The assessment determined the fair value of reporting units based on discounted cash flow. Additionally, during the second quarter of fiscal 2003, an interim assessment of the carrying value of goodwill was performed as a result of the Company's restructuring and an agreement providing for the early termination of the distribution agreements with FSI International, Inc. as described in Note 7. This assessment of fair value was determined using expected future cash flows after taking into account the anticipated lost revenue from FSI. The result of both assessments indicated that the carrying value of the Company's goodwill was not impaired.

        However, the Company's market capitalization (share price quoted on NASDAQ multiplied by common shares outstanding) has been below its net book value (NBV) since July 2002 and was substantially below NBV for the eight-month period ended February 28, 2003. As a result, the comparison for estimates of the fair value of the Company's assets and liabilities to the lower market capitalization indicated that the Company's carrying value of goodwill was fully impaired. Accordingly, the Company recognized an impairment charge of $8.3 million of goodwill, the entire carrying value. Goodwill impairment amounted to $7.4 million that pertained to the former equipment segment, and $0.9 million for the former materials segment. The following table presents the impact of not amortizing goodwill on net income (loss) and earnings (loss) per common share had SFAS 142 been in effect for all periods.

	Year Ended May 31,
	2004	2003	2002
	(Dollars in thousands, except for per share amounts)
Net loss	$(16,878)	$(26,669)	$(2,768)
Amortization of goodwill	—	—	1,314

Proforma net loss excluding goodwill amortization	$(16,878)	$(26,669)	$(1,454)

Basic and diluted loss per common share as reported	$(1.33)	$(2.05)	$(0.22)
Basic and diluted loss per common share excluding goodwill amortization	$(1.33)	$(2.05)	$(0.11)

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided to reflect the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and of operating loss and tax credit carryforwards. A valuation allowance is recorded to the extent that management believes it is more likely than not that the net deferred tax assets will not be realized.

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

	Years Ended May 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net loss:
Net loss as reported	$(16,878)	$(26,669)	$(2,768)
Fair value of stock based employee compensation expense (a) (b)	2,324	3,003	2,802
Stock based employee compensation expense in the financial statements as reported	—	—	—

Pro forma net loss	$(19,202)	$(29,672)	$(5,570)

Basic and diluted loss per common share
As reported	$(1.33)	$(2.05)	$(0.22)
Pro forma	$(1.52)	$(2.28)	$(0.43)

(a)
Based on the following assumptions for stock option grants in fiscal years 2004, 2003 and 2002: risk-free weighted average interest rates of 2.84%, 3.58% and 4.50%, respectively; weighted average expected option lives of 5.0 years for all years; and no dividend yield in each year. A volatility of 80%, 83% and 62% has been used for fiscal years ended May 31, 2004, 2003 and 2002, respectively.

(b)
Based on the following assumptions for the ESPP in fiscal years 2004, 2003 and 2002: risk-free weighted average interest rates of 1.03%, 1.41% and 2.73%, respectively; weighted average expected option lives of 6 months; and no dividend yield in each year. A volatility of 74%, 83% and 62% has been used for fiscal years ended May 31, 2004, 2003 and 2002, respectively.

2.     ACQUISITIONS AND PURCHASES OF PRODUCT LINES

        In September 2003, the Company acquired certain assets related to the Eclipse physical vapor deposition equipment product line from TEL. These assets consisted of $7.6 million of inventories, $6.0 million of intellectual properties pursuant to a license agreement and $0.1 million for other assets. As consideration, Metron Technology Distribution Corporation (MTDC), a wholly-owned subsidiary of the Company, issued to TEL a five-year promissory note in the principal amount of approximately $7.7 million, which bears interest at approximately 1.6% per annum, primarily for the purchase of Eclipse inventory at fair value. Principal and interest are payable quarterly beginning September 2004 over a five-year period. As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL's net book value of fixed assets acquired. Additionally, MTDC entered into a royalty-free, irrevocable, worldwide, perpetual, and nontransferable license agreement providing for payments by MTDC over a 5 year period totaling $6.0 million and an agreement to sublease the facility used by TEL in connection with manufacturing of the Eclipse products. The fair value of the license agreement ($6.0 million) has been recorded in intangibles and other long-term assets and is being amortized to cost of revenue ($0.8 million for fiscal 2004) on a straight-line basis over its estimated useful life of 5 years. The current and future payment obligations for the license ($6.0 million) agreement has been recorded in other current liabilities of $1.2 million and other long-term liabilities of $4.8 million in the accompanying consolidated balance sheet as of May 31, 2004. At May 31, 2004, the future amortization of the acquired intangible assets was as follows:

Fiscal Year	(Dollars in thousands)
2005	$1,200
2006	1,200
2007	1,200
2008	1,200
2009	400

Total	$5,200

        In May 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Stainless Technologies ("AST"). AST is a manufacturer of electro-polished stainless steel tubing and fittings. The transaction was accounted for as a purchase, and AST's results of operations are included in the Company's consolidated financial statements from May 1, 2002. The fair value of the net assets acquired was approximately $2.5 million. As consideration for the assets acquired, the Company assumed certain debt of AST amounting to $1.5 million and contributed its 20% equity interest, which the Company held prior to the acquisition. Metron agreed to pay additional consideration of up to the lesser of 51,500 of the Company's common shares or $1.2 million in the form of the Company's common shares, if certain performance milestones are achieved over the two fiscal years following the acquisition. As of May 31, 2004, performance milestones were not achieved, accordingly, the additional consideration is no longer an obligation of the Company.

        In March 2002, the Company bought inventory and certain other assets of AG Associates RPT product line from Mattson Technologies, as part of its expansions of the Legends Product Line. The purchase price was $3.2 million, substantially all of which was assigned to the acquired inventory.

3.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

	May 31,
	2004	2003
	(Dollars in thousands)
Land	$424	$1,003
Buildings and leasehold improvements	11,960	13,716
Machinery, equipment, vehicles and fixtures	14,101	15,295
Computers and software	17,649	16,780
Construction in progress	961	427

	45,095	47,221
Less accumulated depreciation and amortization	25,060	22,300

Net property, plant and equipment	$20,035	$24,921

        Depreciation and amortization expense relating to property, plant and equipment for the years ended May 31, 2004, 2003 and 2002 was $5.5 million, $5.7 million and $3.7 million, respectively.

4.     LONG-TERM INVESTMENTS

        During May 2000, the Company acquired an approximately 16% interest in Abeto GmbH. Abeto was established in September 1999 as a spin-off from Infineon Technologies AG to provide outsource services in the reclaim and refurbishment of packaging materials for the semiconductor industry. During fiscal 2002, the Company assessed Abeto's ability to continue as a going concern without additional financial support. As a result of its assessment, the Company recorded an impairment loss of $0.7 million to fully write-off the investment in Abeto.

        During August 2000, the Company acquired an approximately 20% interest in Advanced Stainless Technologies, Inc. ("AST"), and during fiscal 2002 we recognized an impairment in the value of our investment of $0.4 million. In April 2002, we acquired certain assets and assumed certain liabilities of AST. The transaction was accounted for as a purchase, and our remaining equity interest was contributed to one of the Company's wholly owned subsidiaries, T.A. Kyser Co. ("Kyser"), as part of the acquisition. (See Note 2). Accordingly, the acquired assets of AST have been consolidated as part of the Company since April 2002.

5.     BORROWINGS AND DEBT

        Short-term borrowings consisted of the following:

	May 31,
	2004	2003
	(Dollars in thousands)
Credit facilities with banks	$12,159	$13,110
Current portion of long-term debt (primarily TEL and AST)	1,723	151

Short-term borrowings and current portion of long-term debt	$13,882	$13,261

        In November 2003, the Company, through its wholly owned subsidiary, T.A. Kyser Co., entered into a financing agreement with The CIT Group/Business Credit, Inc. ("CIT"), which expires in November 2005. The agreement provides the Company with up to $10.0 million dollars under a revolving line of credit facility. The amount available for borrowing is based on a formula of Kyser's eligible accounts receivable, and is subject to certain adjustments. Interest is payable monthly, and is based on a per annum rate comprised of the prime rate of Chase Bank plus 1.5%, which is applied to the average daily balances outstanding under the facility. The interest rate at May 31, 2004 was 5.5%. The facility is collateralized by the assets of Kyser, guaranteed by the Company, and is subject to a financial covenant based on a defined formula. Upon funding of the facility, the Company terminated its credit facility with Compass Bank, and repaid the remaining balance of $2.9 million from the initial funds borrowed from CIT. Borrowings under the CIT agreement at May 31, 2004 were $4.4 million.

        The Company and its subsidiaries have short-term borrowing facilities in various currencies with a number of other banks (HSBC, Royal Bank of Scotland, Bank Leumi and others) which expire at various dates through June 2005. Borrowings outstanding under these facilities were $7.8 million at both May 31, 2004 and 2003, respectively. The amounts available for borrowings are based on formulas stated in each agreement and are subject to certain adjustments. Interest is based on per annum interest rates ranging from 3.3% to 9.9% and is payable monthly. The facilities are collateralized by the assets of the entities.

        Weighted average interest rates on the outstanding facilities for fiscal years 2004 and 2003 were approximately 5.7% and 5.9%, respectively. At May 31, 2004, the total amount available and unutilized under the Company's short-term borrowings was approximately $10.4 million. The Company and its subsidiaries have guaranteed certain short-term credit facilities.

        Long-term debt consisted of the following:

	May 31,
	2004	2003
	(Dollars in thousands)
Note payable to an individual in conjunction with the acquisition of AST with an interest rate based on a bank prime rate determined quarterly (4.75% at May 31, 2004). Quarterly payments of interest only commenced September 2002 are payable through June 2004. Quarterly payments of principal and interest commence September 2004 until paid in June 2006	$1,500	$1,500
Note payable to Tokyo Electron Ltd. for the purchase of inventory with an interest rate of 1.6% per annum. Annual principal payments and quarterly interest payments commence September 2004 and continue through August 2008.	7,677	—
Various notes maturing through May 2008; interest rates range from 0.4% to 10.1%	291	313

	9,468	1,813
Less current portion	1,723	151

Long-term debt	$7,745	$1,662

        Future fiscal year ("FY") annual maturities of long-term debt are as follows: FY2005, $1.7 million; FY2006, $2.1 million, FY2007, $2.1 million, FY2008, $1.8 million, FY2009, $1.8 million, and thereafter $34,000.

6.     CONVERTIBLE DEBENTURES

        In August 2003, the Company issued convertible debentures with a $7.0 million face value (resulting in $6.7 million of proceeds, net of issuance costs) with an annual interest rate of 8% ("8% convertible debentures"), payable quarterly beginning December 1, 2003. In June 2004, the Company issued additional convertible debentures with substantially the same terms for $6.0 million with an annual interest rate of 6.5% (the "6.5% convertible debentures") and warrants (See Note 19). The issuance of the 6.5% convertible debentures required certain anti-dilution adjustments for both the conversion price per share and warrants price per share for the 8% convertible debentures. As a result of the issuance of the 6.5% convertible debentures, the 8% convertible debentures are convertible into approximately 1,847,000 common shares of the Company based on a per share price equal to $3.60 (previously $3.79). The closing per share price of the 8% convertible debentures was equal to the volume-weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including August 20, 2003. The quarterly interest is payable at the Company's option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the 8% convertible debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeds $10.34, subject to certain conditions. After February 25, 2007, the remaining balance of the 8% convertible debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

        The Company issued the purchasers and the placement agent of the 8% convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One-half of the warrants are exercisable at $3.79 per share (previously $3.97 per share), with the remaining warrants being exercisable at $4.09 per share (previously $4.31 per share). All warrants are exercisable for a four-year period after August 2003. The debt issuance cost associated with the 8% convertible debt was approximately $437,000. Approximately $150,000 of this cost pertains to the allocation of the fair value of the warrants issued to the placement agent, and was an offset in shareholders' equity. Additionally, a fee of $287,000 paid to the placement agent, was recorded as an asset, which is being amortized over the life of the debt.

        The 8% convertible debentures and warrants were recorded at their relative fair values. The fair value of the debt was determined to be $4.7 million. The fair value assigned to the warrants was determined using the Black Scholes option pricing model and approximately $2.3 million was recorded as a discount of the debt and as an increase in shareholders' equity. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend because the conversion price of the 8% convertible debentures, after taking into account the fair value of the warrants, was less than the closing price of the Company's common shares, which was $4.34 per share on the closing date. The deemed dividend of approximately $3.4 million was recorded as a further discount to the 8% convertible debentures and an increase to shareholders' equity. The deemed dividend and fair value of the warrants will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method. The following table summarizes the valuation of the 8% convertible debentures.

May 31, 2004
(Dollars in thousands)
8% convertible debentures principal	$7,000
Less: Interest discount included in shareholders' equity:
Fair value of warrants	2,348
Deemed dividend	3,364

1,288
Interest accretion	243

8% convertible debentures	$1,531

7.     MODIFICATION AND TERMINATION OF DISTRIBUTION AGREEMENTS

        In October 2002, the Company and FSI International, Inc. ("FSI") entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003 (the "closing date"), FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that the Company will continued to represent FSI products in Israel. The Company's revenues for FSI products and services in Europe and Asia were approximately $1.8 million, $26.9 million, and $29.0 million for the years ended May 31, 2004, 2003 and 2002, respectively.

        Under the terms of the transition agreement, FSI advanced $3.0 million in cash to the Company. On the closing date, the advance was applied toward the repurchase by FSI of inventory and equipment that the Company purchased under the current distribution arrangement. As consideration, FSI agreed to pay to the Company an early termination fee of $2.8 million. The agreement required FSI to surrender up to 1,154,000 of the Company's common shares owned by FSI with a maximum value of $2.5 million as a form of consideration for the termination fee.

        On April 7, 2003, the transition of the distribution agreements with FSI was completed. The Company recorded a total gain of $2.7 million for the termination of the FSI distribution agreement. FSI transferred to the Company 567,105 common shares of the Company with a fair market value of $0.7 million, which was in addition to the $3.0 million cash advance the Company received. As a result, FSI's ownership of the Company's outstanding common shares was reduced from approximately 20.5% to approximately 16.8% at May 31, 2003. 93 employees who were dedicated to sales, technical service and applications engineering activities related to the distribution of FSI products in Europe and Asia transferred to FSI.

        In August 2002, Cabot Microelectronics advised the Company of its decision to assume the direct distribution of its products in Europe and Singapore with a June 1, 2003 transition date. Metron continues to market Cabot Microelectronics products in Israel. Revenue, excluding Israel, from the sale of products manufactured by Cabot Microelectronics was approximately $1.3 million, $32.9 million, and $31.8 million for the years ended May 31, 2004, 2003, and 2002, respectively.

        During January 2001, the Company and Entegris, Inc. ("Entegris"), one of the Company's suppliers and shareholders, entered into an agreement to modify their existing distribution relationship. In February 2001, the Company entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe. In March 2001, the companies entered into a new distribution agreement, under which Metron will continue to distribute products from Entegris' Fluid Handling Group in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements. The new distribution agreement will be in effect until August 31, 2005. As consideration for modifying the distribution agreement, Entegris transferred to the Company 1,125,000 shares of Metron it owned which had a fair market value of $6.6 million, and made cash payments totaling $1.75 million over a 15-month period. The Company recorded a total gain of $8.4 million in other operating income over an 18 month period from February 2001 on a straight-line basis, which included $1.4 million, $5.4 million and $1.6 million in 2003, 2002 and 2001, respectively. Revenue from products distributed for the Microelectronics Group under the previous distribution agreement for the years ended May 31 2002 were $4.3 million.

8.     RESTRUCTURING COSTS

        The following table summarizes the restructuring costs and remaining accrued liability for restructuring costs.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
Restructuring costs
Amounts accrued	$651	$432	$—	$1,083
Amounts paid	(651)	(28)	—	(679)

Balances, May 31, 2002	—	404	—	404
Amounts accrued	3,019	2,185	—	5,204
Amounts paid	(2,412)	(491)	—	(2,903)

Balances, May 31, 2003	607	2,098	—	2,705
Amounts accrued	2,674	808	548	4,030
Non-cash reductions	—	—	(548)	(548)
Amounts paid	(2,736)	(1,628)	—	(4,364)

Balances, May 31, 2004	$545 (1)	$1,278 (2)	$—	$1,823

(1)
Included in accrued wages and employee-related expense

(2)
$1.0 million is included in other current liabilities, and $0.3 million is included in other long-term liabilities (See Note 17).

        During fiscal 2004, the Company terminated 84 employees as follows: the equipment solutions group terminated 43 employees, the fab solutions group terminated 29 employees and 12 terminated employees were part of finance and administration. Remaining accrued personnel costs as of May 31, 2004 will be paid during fiscal 2005. The Company incurred approximately $2.5 million of restructuring costs in the equipment solutions segment, of which $1.7 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. The fab solutions group incurred approximately $0.9 million of restructuring costs, of which $0.4 million was for personnel terminations and $0.5 million pertained to the abandonment of leased facilities. Other groups incurred approximately $0.7 million of restructuring costs, which primarily pertained to personnel terminations. In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities. These assumptions will be updated periodically and additional adjustments may be required.

        During fiscal 2003, the Company announced plans to reduce the number of its employees by approximately 125 in addition to the 93 employees that were transferred to FSI (see note 7). The restructure cost of terminating these individuals amounted to $3.0 million. Additionally, the Company incurred approximately $2.2 million of restructuring costs pertaining to the cost of the abandonment of certain leased facilities within both the equipment and material segments, which expire through 2014. The total number of employees terminated during the year was 125 people. The equipment solutions group reduced its headcount by 69 employees, the fab solutions group division terminated 14 employees, and 42 terminated employees were part of finance and administration. In estimating the accrual for abandoned leased facilities the Company made assumptions regarding the future sublease income of these facilities.

        Restructuring costs of $1.1 million incurred during fiscal 2002 were comprised of termination costs of $0.7 million and abandonment of a lease amounting to $0.4 million. During fiscal 2002, the termination costs pertained to a reduction in headcount totaling 56 employees, 27 of whom worked in the equipment solutions group, 17 in the fab solutions group and 12 in finance and administration.

9.     RELATED PARTIES

        During fiscal 2004, Entegris ceased being an affiliate of Metron as a result of a reduction in ownership. However, FSI continued as an affiliate and owned approximately 11.7% of the outstanding shares of the Company as of May 31, 2004. The Company purchases goods from affiliates and their subsidiaries for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the years ended May 31, 2004, 2003 and 2002, such purchases totaled approximately $1.8 million, $31.9 million and $24.4 million, respectively. Sales to affiliates during fiscal 2004 and 2003 were $2.3 million and $2.8 million, respectively. At May 31, 2004 and 2003, amounts payable to affiliates were $3.0 million and $8.7 million, respectively. At May 31, 2004 and 2003, amounts receivable from affiliates were $2.1 million and $0.9 million, respectively.

        In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of May 31, 2004. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

10.   INCOME TAXES

        The domestic and foreign components of income (loss) before taxes for each year ended May 31 were as follows:

	Years ended May 31,
	2004	2003	2002
	(Dollars in thousands)
The Netherlands	$(2,193)	$(4,397)	$154
Other countries:
Singapore	2,471	2,585	1,401
Hong Kong	66	284	2,619
Germany	(1,315)	(1,279)	537
Italy	(1,504)	(1,054)	(63)
Israel	(1,868)	(1,096)	1,274
France	(3,042)	(1,315)	(1,234)
United States	(4,322)	(5,098)	(5,082)
United Kingdom	(4,670)	(9,844)	(2,808)
All other countries	1,016	(1,912)	(862)

Loss before income taxes	$(15,361)	$(23,126)	$(4,064)

        The components of income tax provision (benefit) for each year ended May 31 were as follows:

	Years ended May 31,
	2004	2003	2002
	(Dollars in thousands)
Current:
The Netherlands	$(164)	$(572)	$365
Other countries:
Hong Kong	832	49	35
Singapore	633	(395)	—
United States	410	(1,160)	(1,587)
Israel	(229)	—	1,074
France	(89)	(485)	(600)
All other countries	(30)	68	170

Current income tax provision (benefit)	1,363	(2,495)	(543)

Deferred:
The Netherlands	383	4	62
Other countries:
Singapore	(172)	380	398
United States	—	1,866	(300)
Israel	—	1,055	(612)
Taiwan	—	571	(230)
United Kingdom	—	491	(534)
Germany	—	431	243
France	—	386	219
All other countries	(57)	854	1

Deferred income tax provision (benefit)	154	6,038	(753)

Total income taxes	$1,517	$3,543	$(1,296)

        Significant components of the Company's deferred tax assets and liabilities are set forth below.

	May 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets (included in Other current assets and Other assets):
Deferred revenue	$350	$216
Account receivable and inventory valuation	1,230	806
Accruals deductible when paid	2,389	460
Net operating loss carryforwards and other items	13,113	4,143

	17,082	5,625
Less valuation allowance	17,082	5,625

	—	—
Deferred tax liabilities primarily depreciation of property, plant, and equipment	246	419

Net deferred tax assets (liabilities) recorded in consolidated balance sheets	$(246)	$(419)

        At May 31, 2004, the Company had $13.1 million in net operating loss carryforwards, primarily in the United Kingdom, the United States and the Netherlands, which represented approximately

$3.0 million, $2.1 million and $1.8 million, respectively, of tax benefit. Some of these benefits will begin to expire in 2007, others, depending on jurisdiction, will carryforward indefinitely.

        The Company established a valuation allowance for all the deferred tax assets during the year ended May 31, 2003, due to the Company's assessment that it is more likely than not that such assets will not be realized. The net change in the valuation allowance for the years ended May 31, 2004, 2003 and 2002 was an increase (decrease) of $11.5 million, $3.8 million and $(0.1) million, respectively.

        Differences between the statutory income tax rate of The Netherlands and the Company's effective income tax rate are reconciled as follows:

	Years ended May 31,
	2004	2003	2002
Tax benefit at statutory income tax rate	(34.5)%	(34.5)%	(35.0)%
Increase (decrease) in taxes resulting from:
Tax rate differential in other countries	(4.3)	2.5	(6.8)
Permanent differences other than goodwill	(6.8)	—	—
Current year net operating losses for which no benefit is recognized	50.1	35.1	(0.6)
Utilization of prior year net operating losses for which no benefit was previously recognized	—	—	7.7
Changes in estimated tax accruals	5.3	(1.9)	(2.7)
Amortization and impairment of goodwill	—	13.8	5.6
All other	0.1	0.3	(0.1)

Effective income tax rate	9.9%	15.3%	(31.9)%

11.   CAPITAL STOCK

  Treasury Shares

        As partial consideration for the termination of the FSI distribution agreement, FSI transferred 567,105 shares of the Metron common shares it owned to Metron. On March 1, 2003, the closing date, the common shares transferred by FSI had a fair market value of $714,000. Under the laws of The Netherlands, the number of shares allowed as treasury shares cannot exceed 10% of the shares issued by the Company. Accordingly, upon the transfer of the common shares from FSI, the Company cancelled 578,211 of its treasury shares, which had a carrying value (on a first-in, first-out cost basis) of approximately $2.4 million.

  Stock Option Plans

        In fiscal 1996, the Company established an Employee Stock Option Plan to award options to managing directors and employees, and in fiscal 1997 established a Supervisory Directors' Stock Option Plan to award options to supervisory directors. In 2002, the shareholders approved the amendment of the Employee Stock Option Plan to increase the aggregate number of common shares authorized for issuance by 1,000,000 shares. In fiscal 2003, the Supervisory Director's approved a supplemental stock option plan to award up to 500,000 common shares. The three plans are now authorized to grant options to purchase up to 5,475,000 common shares (5,250,000 shares for Managing Directors and employees and 225,000 for Supervisory Directors). The plans require that the exercise price of options be not less than the fair value of the common shares at the grant date. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised.

        There were approximately 1,073,714 and 51,250 shares available for future employee awards and Supervisory Director awards, respectively, at May 31, 2004. The following table summarizes award activity for all plans for the fiscal years listed:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,845,228	$6.99	3,384,626	$8.24	2,369,719	$8.65
Stock options granted	1,028,900	3.00	1,265,430	4.94	1,440,572	$7.24
Stock options exercised	(175,057)	2.64	(17,000)	4.13	(159,559)	$3.88
Awards canceled	(1,144,153)	7.37	(787,828)	9.01	(266,106)	$9.14

Outstanding, end of year	3,554,918	$5.99	3,845,228	$6.99	3,384,626	$8.24

Options exercisable at end of year	2,027,281	$7.32	1,862,847	$7.70	1,512,487	$7.71

        Summary information concerning outstanding and exercisable options as of May 31, 2004 was as follows:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.98 – $ 2.00	468,797	8.5 yrs	$1.88	142,390	$2.69
$ 2.24 – $ 2.95	856,498	7.1 yrs	2.58	466,848	3.26
$ 3.09 – $ 3.84	145,000	9.4 yrs	3.39	3,750	3.26
$ 4.15 – $ 4.52	233,000	9.1 yrs	4.31	625	4.48
$ 6.13 – $ 6.84	220,917	6.1 yrs	6.49	152,492	6.43
$ 7.00 – $ 7.83	821,106	6.1 yrs	7.32	597,180	7.37
$ 8.00 – $ 8.93	374,100	5.8 yrs	8.74	254,146	8.66
$10.37 – $19.00	435,500	6.2 yrs	13.74	409,850	13.95

	3,554,918		$5.99	2,027,281	$7.32

        All options issued during the past three years have an exercise price equal to the fair value of the common shares on the date of grant. The following weighted average fair values of options granted have been determined using the Black-Scholes option valuation method.

	Years Ended May 31,
	2004	2003	2002
Options granted	1,028,900	1,265,430	1,440,572
Weighted average exercise price	$3.00	$4.94	$7.24
Weighted average fair value, stock options	$2.00	$3.37	$4.10
Weighted average fair value, ESPP	—	$1.28	$2.14

        The Company has a 1997 and 2003 employee stock purchase plans ("1997 ESPP", "2003 ESPP") for the benefit of U.S. and international employees. The U.S. plans are qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's common shares through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 5 percent of an employee's eligible compensation, in any plan year. Shares issued under the 1997 ESPP were approximately 134,000 and 76,000 for fiscal 2003 and 2002, respectively. No shares were issued under the 2003 ESPP in fiscal 2004. At May 31, 2004, there were approximately 11,000 shares and 200,000 shares reserved for future issuance under the 1997 ESPP and 2003 ESPP, respectively.

12.   EMPLOYEE BENEFITS

        Most employees of the Company are covered by one of several defined contribution retirement plans. Contributions are generally based on the participant's compensation. The amount of pension expense charged to operating expenses for defined contribution plans was $0.6 million in fiscal 2004, $1.3 million in fiscal 2003 and $1.1 million in fiscal 2002.

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

13.   FINANCIAL INSTRUMENTS

        The carrying value of the Company's financial instruments approximate fair value. At May 31, 2004, the Company had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date
Euro	510	706	1.20	$(7)	June 2004
Israeli Shekel	—	7,279	4.58	(9)	June 2004
Singapore Dollar	540	—	1.70	4	June 2004

				$(12)

14.   COMMITMENTS

        The Company and its subsidiaries lease certain facilities and equipment under various operating lease agreements. Future minimum payments under operating leases that have initial or remaining noncancelable lease terms of one year or more at May 31, 2004 are listed in the table below. The amounts listed have not been reduced by the amount of our restructuring liability or by expected sub lease income used in determination of the leased facilities restructuring cost.

Fiscal Year	(Dollars in thousands)
2005	$6,064
2006	4,524
2007	2,759
2008	1,529
2009	1,252
Thereafter	2,728

Total minimum lease payments	$18,856

        The Company's rental expense for operating leases for the fiscal years ended May 31, 2004, 2003 and 2002, was $7.4 million, $5.2 million and $5.0 million, respectively.

15.   ADDITIONAL SALES INFORMATION AND CONCENTRATION OF RISK

        In fiscal 2004, 2003 and 2002, no individual customer represented sales of 10% or more of net revenue. A large portion of the Company's sales are made to a number of major publicly owned corporations. In fiscal 2004, our five largest customers accounted for an aggregate of 23% of our sales.

        There is a concentration of credit risk in accounts receivable from these customers. At May 31, 2004, 31% of accounts receivable balance outstanding pertained to five customers. Metron performs ongoing credit evaluations of its customers and generally does not require collateral. Credit risk associated with nonpayment from these customers is affected by conditions or occurrences within their industry. The Company believes that there is no significant credit risk with respect to these receivables.

16.   SEGMENT AND GEOGRAPHIC DATA

        The Company operates in the semiconductor industry. Metron provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments are the equipment solutions group, which includes certain specialized process chemicals, spare part sales, and equipment; the fab solutions group, which includes components used in construction and maintenance, parts cleaning service and other, which includes finance, administration and corporate functions.

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

Segment information

	Equipment Solutions Group	Fab Solutions Group	Other	Total
	(Dollars in thousands)
Year ended May 31, 2004
Net revenues	$68,602	$137,265	$—	$205,867
Depreciation and amortization expense	2,283	2,265	1,719	6,267
Interest income	—	—	56	56
Interest expense	—	—	2,228	2,228
Restructuring costs	(2,488)	(877)	(665)	(4,030)
Income (loss) before income taxes	(227)	6,237	(21,371)	(15,361)
Total assets	61,818	58,548	25,147	145,513
Capital expenditures	1,197	464	242	1,903
Year ended May 31, 2003, reclassified
Net revenue	$85,705	$149,960	$—	$235,665
Depreciation and amortization expense	2,462	1,540	1,670	5,672
Interest income	—	—	109	109
Interest expense	—	—	1,073	1,073
Restructuring costs	(4,294)	(410)	(500)	(5,204)
Goodwill impairment	(7,352)	(940)	—	(8,292)
Income (loss) before income taxes	(11,574)	9,580	(21,132)	(23,126)
Total assets	58,948	51,545	$17,994	128,487
Capital expenditures	1,389	877	975	3,241
Year ended May 31, 2002, reclassified
Net revenues	$99,818	$132,422	$—	$232,240
Depreciation and amortization expense	2,909	1,031	1,118	5,058
Interest income	—	—	397	397
Interest expense	—	—	1,323	1,323
Income (loss) before income taxes	2,941	10,152	(17,157)	(4,064)
Total assets	67,492	71,017	25,127	163,636
Capital expenditures	3,215	2,504	6,517	12,236

Geographic information

	Year ended May 31,
	2004	2003	2002
	(Dollars in thousands)
Net revenue:
United States	$72,203	$70,475	$58,878
France	10,118	34,953	21,467
Singapore	23,999	34,285	28,016
Germany	20,982	25,344	32,020
United Kingdom	17,890	16,267	27,906
Israel	18,975	15,438	22,203
The Netherlands	8,516	9,549	9,093
Hong Kong	518	6,071	13,014
Other nations	32,666	23,283	19,643

Geographic totals	$205,867	$235,665	$232,240

	May 31,
	2004	2003
	(Dollars in thousands)
Fixed assets:
The Netherlands	$9,809	$11,207
United Kingdom	3,959	4,731
United States	2,370	2,590
Singapore	1,911	2,584
Other nations	1,986	3,809

Geographic totals	$20,035	$24,921

Intangible assets, net; United States	$5,200	$—

17.   SUPPLEMENTAL FINANCIAL INFORMATION

	May 31,
	2004	2003
	(Dollars in thousands)
Other current liabilities:
Accrued taxes including income taxes	$4,722	$4,604
Customer prepayments	681	801
Restructure costs, facilities	1,022	1,327
Current portion of Eclipse license obligation due to TEL	1,200	—
Other	5,798	5,759

Total other current liabilities	$13,423	$12,491

	May 31,
	2004	2003
	(Dollars in thousands)
Other long-term liabilities:
Eclipse license obligation due to TEL net of current portion	$4,800	$—
Other	2,521	3,148

Total other long-term liabilities	$7,321	$3,148

	Year ended May 31,
	2004	2003	2002
	(Dollars in thousands)
Net revenue:
Product revenue	$178,446	$211,424	$202,897
Service revenues	27,421	24,241	29,343

Net revenue	$205,867	$235,665	$232,240

	Year Ended May 31,
	2004	2003	2002
	(in thousands)
Other expense, net
Foreign exchange loss	$(654)	$(719)	$(197)
Interest income	56	109	397
Interest expense	(2,228)	(1,073)	(1,323)
Other income	595	318	157

Other expense, net	$(2,231)	$(1,365)	$(966)

	Years ended May 31,
	2004	2003	2002
	(Dollars in thousands)
Supplemental cash flow information:
Cash payments for:
Interest	$2,002	$1,024	$1,317
Income taxes	$1,584	$2,669	$5,010
Noncash transactions:
Treasury stock received from FSI for early termination of distribution agreement	$—	$1,719	$—
Note payable acquired in exchange for assets of AST	$—	$—	$1,500
Cancellation of treasury stock	$—	$2,434	$—
Contribution of residual equity interest for the acquisition of AST assets	$—	$—	$404

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	(Dollars in thousands)
Year ended May 31, 2004
Net revenue	$46,938	$44,022	$52,739	$62,168
Gross profit	$9,582	$9,122	$11,537	$14,473
Operating income (loss)	$(4,731)	$(6,305)	$(3,152)	$1,058
Net loss	$(5,182)	$(7,468)	$(4,139)	$(89)
Basic and diluted loss per share	$(0.40)	$(0.59)	$(0.33)	$(0.01)
Year ended May 31, 2003
Net revenue	$64,320	$56,804	$57,896	$56,645
Gross profit	$11,430	$10,561	$10,822	$11,383
Operating loss	$(1,466)	$(5,723)	$(12,962)	$(1,610)
Net loss	$(2,419)	$(5,363)	$(12,627)	$(6,260)
Basic and diluted loss per share	$(0.19)	$(0.41)	$(0.96)	$(0.49)

19.   SUBSEQUENT EVENTS

        In June 2004, the Company issued $6.0 million principal amount of convertible debentures for $5.6 million of proceeds, net of $0.4 million of issuance costs, with an annual interest rate of 6.5%, payable quarterly beginning September 1, 2004. The 6.5% convertible debentures are convertible into approximately 1,667,000 common shares of the Company at any time after the closing date based on a per-share price equal to $3.60. [As a result of the issuance of the 6.5% convertible debentures, the 8% convertible debentures became convertible into approximately 1,847,000 common shares of the Company based on a per share price equal to $3.60 (previously $3.79)—see Note 6. The closing per share price of the transaction was equal to the volume-weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including May 21, 2004. The quarterly interest is payable at the Company's option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the 6.5% convertible debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeds $11.00, subject to certain conditions. After June 16, 2008, the remaining balance of the 6.5% convertible debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

        The Company issued the purchasers of the 6.5% convertible debentures warrants to purchase an aggregate of approximately 767,000 common shares of the Company. One-half of the warrants are exercisable at $3.79 per share, with the remaining warrants being exercisable at $3.92 per share. All warrants are exercisable for a five-year period after June 2004. Additionally, the Company paid a fee of $364,000 to the placement agent, which will be recorded as an asset and amortized over the life of the debt.

        The 6.5% convertible debentures and warrants will be recorded at their relative fair values in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables. The relative fair value allocated to the debt was determined to be $4.8 million. The relative fair value assigned to the warrants was determined using the Black Scholes option pricing model, and approximately $1.2 million will be recorded as a discount of the debt and as an increase in shareholders' equity. The fair value of the warrants will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method. The following table summarizes the valuation of the 6.5% convertible debentures.

(Dollars in thousands)
6.5% convertible debenture	$6,000
Less: Interest discount included in shareholders' equity for the fair value of warrants	1,162

6.5% convertible debentures	$4,838

        The Company was required to file a registration statement on Form S-3 within 30 days of issuance of the 6.5% convertible debentures to register the resale of the common shares issuable upon conversion of the debentures (including common shares payable as interest on the debentures) and upon exercise of the warrants. The Company received a waiver to defer the filing of the registration statement on Form S-3 until August 13, 2004 from each of the debenture holders. In the event the registration statement is not effective within 90 days from the closing date (120 days in the event the SEC reviews the registration statement), the Company is required to pay liquidated damages equal to 2% per month of the value of the debentures.

20.   RECENT ACCOUNTING PRONOUNCEMENTS

        During January 2003, the Financial Accountings Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Equities" ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46(R) was issued in December 2003. The Company adopted FIN 46(R) in January 2004. The Company has evaluated its investments in variable interest entities, and has determined that the adoption of FIN 46(R) did not have a material impact on its operating results of financial condition.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on its financial condition or results of operations of the Company.

        In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of Computing EPS once it is determined that a security is participating, including how to allocate undistributed Earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Internal Controls and Procedures for Revenue Recognition

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding revenue recognition for proper disclosure.

        In connection with the completion of their audit of, and the issuance of their report on the Company's consolidated financial statements for the year ended May 31, 2004, our independent registered public accountants identified deficiencies that existed in the design or operation of the Company's internal controls that they consider to be a material weakness in the effectiveness of the Company's internal controls pursuant to standards established by the Public Company Accounting Oversight Board (United States). A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our independent registered public accountants advised the Audit Committee of the Company's Supervisory Board of the following matter, which they consider to be a material weakness: the Company's internal controls over revenue recognition were not sufficient to ensure transactions were properly recorded in accordance with management's criteria and generally accepted accounting principles. Specifically, our independent registered public accountants identified six instances where revenue had been recognized in the books of the Company's subsidiaries even though the transactions did not meet the Company's established revenue recognition policy and generally accepted accounting principles. Our independent registered public accountants did acknowledge that adjustments were properly recorded by the Company prior to the reporting of financial results for the respective period.

        Our independent registered public accountants have discussed the areas of weakness described above with the Audit Committee. The Audit Committee is taking an active role in responding to the deficiencies identified by our independent registered public accountants, including overseeing management's implementation of the remedial measures described below. To this end, management of the Company is working with the Audit Committee to identify and implement corrective actions where required to improve the effectiveness of the Company's internal controls, including the enhancement of systems and procedures. The Company is implementing the following measures:

  •
  reviewing financial controls and procedures for revenue recognition;

  •
  assigning an individual in the Company's equipment solutions group to be the revenue recognition manager;

  •
  conducting revenue recognition training of personnel responsible for authorizing and recording revenue transactions throughout the Company;

  •
  such other remedial measures as deemed necessary by the Audit Committee and management,

  •
  requiring the review and approval by certain officers of the Company for revenue transactions above a specified level;

  •
  engaging an independent internal controls consultant to assist the Company to document, test and develop current and expanded internal controls and procedures; and

  •
  assigning Company employees to directly assist the independent internal controls consultant.

        Management believes that the measures noted above will address the matter identified by our independent registered public accountants as a material weakness. The Audit Committee and management plan to continue to monitor the effectiveness of the Company's internal controls and procedures on an ongoing basis and will take further action, as appropriate.

        As required by required by Exchange Act Rules 13a-15(b) or 15d-15(b), the Company carried out an evaluation, under the supervision of the Audit Committee and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that deficiencies identified by our independent registered public accountants, as described above, caused the Company's disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified by our independent registered public accountants.

Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. However, the Company believes the measures it is currently implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item will be contained under the captions "Election of Supervisory Directors," "Election of Managing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Executive Compensation" in the Proxy Statement and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in the Proxy Statement under the caption "Auditors' Fees" and is hereby incorporated by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.     Financial Statements

        The financial statements required by this item, along with the report of the independent registered public accounting firm, are submitted in a separate section beginning on page 43 of this Annual Report on Form 10-K.

2.     Financial Statement Schedules

        All schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.     Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description of Document
2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co. dated June 12, 1998.
2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited.
2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co. dated July 13, 1998.
2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998.
3.1(i)	Articles of Association of the Registrant and translation thereof.
4.1(i)	Reference is made to Exhibits 3.1, 10.23, 10.24, 10.26, 10.47, 10.48, 10.53 and 10.54.
4.2(i)	Specimen Common Share Certificate.
4.3(viii)	Form of 8% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated August 25, 2003.
4.4	Form of 6.5% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.
10.1(i)	1997 Supervisory Directors' Stock Option Plan.
10.2(i)	Form of 1997 Supervisory Directors' Stock Option Agreement.
10.4(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom).
10.5(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States).
10.6(i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom).

10.7(i)
Aufhebungs und Ruhestandsvertrag (Cancellation and Early Retirement Agreement) between Metron Technology (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof.
10.8(i)	Share Purchase Agreement (CME) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999.
10.9(i)	Share Purchase Agreement (CMK) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999.
10.10(i)	Agreement to Terminate Joint Venture Agreements and Distribution Agreement between FSI International, Inc. and Metron Technology B.V. dated May 18, 1999.
10.11(i)	FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.
10.12(i)	Distribution Agreement dated July 6, 1995 between Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now Metron Technology N.V.).
10.13(i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company.
10.14(i)	Form of Employment Agreement among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal, Michael A. Grandinetti, Peter V. Leigh and Keith Reidy.
10.17(i)	Metron Technology Employee Stock Purchase Plan.
10.18(i)	T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997.
10.19(i)	Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Trust.
10.20(i)	T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997.
10.21(i)	Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan.
10.22(i)	Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan.
10.23(i)	Investors Rights Agreement dated July 6, 1995 among Metron Semiconductors Europa B.V. and the Investors as defined therein.
10.24(i)
Accession Agreement dated October 15, 1998 among Metron Technology B.V., the Original Parties as defined therein, Segal Investments, L.P., M. Segal, N. Segal, M. Segal as trustee of the Matthew Dean Segal 1997 Trust and N. Segal as trustee of the Matthew Dean Segal 1997 Trust.
10.25(i)	Confirmation Agreement dated October 15, 1998 among Metron Technology B.V. and the Investors as defined in the Investor Rights Agreement of July 6, 1995.
10.26(i)	Accession Agreement dated July 13, 1998 among Metron Technology B.V., the Stockholders and the Signing Stockholders as defined therein.
10.27(i)	Consent Agreement dated July 13, 1998 among Metron Technology B.V. and the Investors as defined therein.

10.33(i)	Amended and Restated Buy and Sell Agreement among Metron Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.
10.34(i)	Form of Indemnification Agreement among Metron Technology B.V. and the Investors as defined therein.
10.35(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal.
10.39(iii)	Tax Indemnification Agreement dated July 6, 1995 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal.
10.40(iv)	Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd.
10.41(v)	Agreement, dated as of January 8, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.42(v)
Transition Agreement, dated as of February 13, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.43(v)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.
10.44(v)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.
10.45(vi)	Employment Agreement dated November 1, 2001 among Metron Technology N.V., Metron Technology Corporation and Dennis Riccio.
10.46(viii)	Subscription Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the purchasers identified therein.
10.47(viii)	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement dated August 25, 2003.
10.48(viii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated August 25, 2003.
10.49(ix)	Amended and Restated Metron Technology Supplemental Stock Option Plan.
10.50(x)	Employment Agreement, dated January 27, 2003, among Metron Technology N.V., Metron Technology Distribution Corporation and Douglas J. McCutcheon.
10.51(xi)	Metron Technology 2003 Employee Stock Purchase Plan.
10.52(xii)	Subscription Agreement, dated May 26, 2004, by and between Metron Technology N.V. and the purchasers identified therein.
10.53	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

10.54	Registration Rights Agreement, dated June 16, 2004, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated May 26, 2004.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Registered Independent Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(ix)
Filed as an exhibit to the Company's Form 10-K, filed with the Commission on August 29, 2003, and incorporated herein by reference.

(x)
Filed as an exhibit to the Company's Form 10-K/A, filed with the Commission on September 19, 2003, and incorporated herein by reference.

(xi)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-110756), filed with the Commission on November 25, 2003, and incorporated herein by reference.

(xii)
Filed as an exhibit to the Company's Form 8-K, filed with the Commission on May 27, 2004, and incorporated herein by reference.

*
This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)
Reports on Form 8-K:

The Company's current report on Form 8-K filed with the SEC on April 7, 2004, describing and furnishing the press release announcing our earnings for the fiscal quarter ended February 29, 2004, which press release included our condensed consolidated balance sheets and condensed consolidated statements of operations for the period.

The Company's current report on Form 8-K filed the SEC on May 27, 2004, announcing the execution of and filing a Subscription Agreement with certain purchasers, under which Metron agreed to issue and sell to the purchasers in a private placement certain convertible debentures due in 2008, in an aggregate principal amount of $6,000,000, and warrants to purchase an aggregate of approximately 767,000 of Metron's common shares, and describing and filing a related press release.

(c)
See Exhibits listed under Item 15(a).

(d)
Not applicable. See Item 15(a).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on August 11, 2003.

Metron Technology N.V.
By:	/s/ EDWARD D. SEGAL Edward D. Segal Chairman and Chief Executive Officer and Managing Director (Principal Executive Officer)
By:	/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon Senior Vice President and Chief Financial Officer and Managing Director (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ ROBERT R. ANDERSON Robert R. Anderson	Supervisory Director	August 11, 2003
/s/ DANA C. DITMORE Dana C. Ditmore	Supervisory Director	August 11, 2003
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Supervisory Director	August 11, 2003
/s/ WILLIAM L. GEORGE William L. George	Supervisory Director	August 11, 2003

/s/ BRUCE M. JAFFE Bruce M. Jaffe	Supervisory Director	August 11, 2003
/s/ SHO NAKANUMA Sho Nakanuma	Supervisory Director	August 11, 2003
/s/ EDWARD D. SEGAL Edward D. Segal	Chairman and Chief Executive Officer and Managing Director (Principal Executive Officer)	August 11, 2003
/s/ DOUGLAS J. MCCUTCHEON Douglas J. McCutcheon	Senior Vice President and Chief Financial Officer and Managing Director (Principal Financial and Accounting Officer)	August 11, 2003

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
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY