Form 10-K/A
period 2004-05-31
METRON TECHNOLOGY N V
filed 2004-09-10
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s Common Shares, 0.44 EUR par value, as of July 31, 2004 was 12,831,996.

EXPLANATORY NOTE

Metron Technology N.V. (“Metron”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 12, 2004, solely for the purpose of amending and restating Part III, Item 10 through Item 14 of its Annual Report on Form 10-K.

In addition, we have filed the following exhibits herewith:

14.1         Metron Technology N.V. Code of Business Conduct and Ethics.

31.3                           Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4                           Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Metron has a Board of Supervisory Directors (“Supervisory Board”) and a Board of Managing Directors (“Managing Board”). Under the laws of the Netherlands, supervisory directors cannot be managing directors of a company at the same time, except that one member of the supervisory directors may be a managing director as well. The primary responsibilities of the Supervisory Board are supervising the Managing Board and the general affairs and business of Metron and advising the Managing Board. The Managing Board is responsible for the management of the day-to-day operations of Metron and is required to keep the Supervisory Board informed about such operations. Under Metron’s Articles of Association (“Articles”), the Managing Board is required to obtain the prior approval of the Supervisory Board for such resolutions of the Managing Board as the Supervisory Board has designated by resolution and so informed the Managing Board. No resolution to this effect has been passed to date. Generic references in this annual report on Form 10-K/A to directors refer to members of either the Supervisory Board or Managing Board. Other executives do not bear the responsibilities attributed to members of the Managing Board and the Supervisory Board, or the related liabilities, if any.

The Articles provide for a Supervisory Board of one or more persons. The Articles also provide for the appointment of one or more managing directors A, and one or more managing directors B, under the supervision of the Supervisory Board. The number of supervisory directors and the number of managing directors is determined by the Supervisory Board. Metron presently has six supervisory directors, three managing directors A and one managing director B.

The general meeting of shareholders appoints the supervisory directors and at all times has the power to suspend or dismiss any supervisory director. A resolution to appoint a supervisory director can only be passed upon recommendation by the Supervisory Board. Under the Articles, each member of the Supervisory Board holds office for a one-year term following that member’s election as a member of the Supervisory Board, or until that member’s earlier resignation, death or removal by a decision of a general meeting. However, a member of the Supervisory Board elected not at the annual general meeting of shareholders but at an extraordinary meeting of shareholders serves until the next annual general meeting of shareholders or until that member’s earlier resignation, death or removal by a decision of the annual general meeting. In addition, each supervisory director is required to resign as of the date of the annual general meeting of shareholders held in the year in which that director attains the age of 72. A shareholders’ resolution to suspend or dismiss a supervisory director must be adopted by a two-thirds majority of the valid votes cast representing more than half of the issued share capital.

The entire Managing Board, as well as each managing director A individually, has the power to represent Metron and bind Metron in agreements with third parties. A managing director B may only represent Metron together with another managing director. The general meeting of shareholders appoints the managing directors for an unlimited period of time, determines whether the managing director shall serve as a managing director A or as a managing director B and at all times has the power to suspend or dismiss any managing director. A resolution to appoint a managing director can only be passed upon recommendation by the Supervisory Board. Each managing director can at all times also be suspended by the Supervisory Board for a period of up to three months. A shareholders’ resolution to suspend or dismiss a managing director must be adopted by a two-thirds majority of the valid votes cast representing more than half of the issued share capital. The Supervisory Board decides on the remuneration and further terms and conditions of employment for each of the managing directors. Managing directors, along with other employees of subsidiaries of Metron, are eligible for options under the terms of Metron’s employee option plans.

Supervisory Directors

The names of the supervisory directors and certain information about them as of May 31, 2004 is set forth below:

Name	Age	Position

Robert R. Anderson	66	Supervisory Director
Dana C. Ditmore	63	Supervisory Director
Joel A. Elftmann	64	Supervisory Director
William L. George	61	Supervisory Director
Bruce M. Jaffe	60	Supervisory Director
Sho Nakanuma	72	Supervisory Director

Robert R. Anderson has been a supervisory director of Metron since November 1995.  From October 1998 through October 2000, Mr. Anderson was Chairman of the Board and, from October 1998 through April 2000, Chief Executive Officer of Yield Dynamics, Inc., (YDI) a semiconductor yield management software company.  Mr. Anderson was Chairman of the Board of Silicon Valley Research, a semiconductor design automation software company, from January 1994 and served as Chief Executive Officer from April 1994 until July 1995 and from December 1996 until October 1997 and as Chief Financial Officer from September 1994 to November 1995.  Mr. Anderson co-founded KLA Instruments Corporation, now KLA-Tencor Corporation, a supplier of equipment for semiconductor process control, in 1975 and, until his retirement in 1994, served in various capacities including Chief Operating Officer, Chief Financial Officer, Vice Chairman and Chairman.  Mr. Anderson also serves as a director of MKS Instruments, Inc., a manufacturer of systems components for the semiconductor industry, Trikon Technologies, Inc., a manufacturer of semiconductor process equipment, and AEHR Test Systems, Inc., a manufacturer of semiconductor test and burn-in equipment.

Dana C. Ditmore, has been a supervisory director of Metron since October 2003. Following his retirement from Applied Materials in 1997, has served as President of Oak Valley Consulting, Inc., which specializes in senior executive coaching and mentoring in business and operations management and capital equipment sales and service.  From 2000 through 2002, Mr. Ditmore served as President and Chief Operating Officer of Tru-Si Technologies, Inc., with the responsibility to transition the company from the product development of its semiconductor capital equipment to a manufacturing and service organization. Between 1998 and 2000, Mr. Ditmore served as Vice President and General Manager for Lam Research, Inc. for its Customer Support Business Group.  Mr. Ditmore was employed with Applied Materials from 1979 and served as its President of North America between 1992 and 1995, with global responsibility for capital equipment systems and service business for all customer companies headquartered in North America. Prior to this position, from 1982, Mr. Ditmore served as Vice President & General Manager for Applied Materials Customer Service Division, with worldwide responsibility for service business and operations. Mr. Ditmore held various senior positions with General Electric for 17 years prior to his employment with Applied Materials.  Mr. Ditmore received his Bachelor’s and Master’s Degrees in Mechanical Engineering from the University of California at Berkeley.  Mr. Ditmore graduated from General Electric Advanced Engineering Training Program, and has served as Chairman of the National Society of Professional Engineers for its Santa Clara Valley Chapter.  Additionally, Mr. Ditmore had served as Chairman of the Industry Advisory Council for San Jose State University College of Engineering.

Joel A. Elftmann, a co-founder of Metron, has been a supervisory director of Metron since November 1995 and was a managing director from October 1975 until November 1995.  He currently serves as President of Custom Fab Solutions LLC, a custom manufacturer of components and sub assemblies for industry.  Mr. Elftmann was previously the Chairman of the Board of FSI International, Inc., a principal and a large minority shareholder of Metron. Mr. Elftmann was a co-founder of FSI and served as a director of FSI from 1973 until January 2002. During that period he served at various times as President, Chief Executive Officer and Chairman of the Board.  Mr. Elftmann also serves as a director of Veeco, Inc.  Mr. Elftmann is a Director Emeritus and past Chairman of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry.

William L. George, has been a supervisory director of Metron since October 2003. Since 1999, has served as the Vice President of worldwide manufacturing operations and order fulfillment for ON Semiconductor where he oversees technology development, manufacturing, quality and reliability and order fulfillment operations at Metron’s facilities in the United States, China, Czech Republic, Slovakia, Japan, Philippines and Malaysia.

From 1968 to 1999, Mr. George was employed by Motorola where his assignments included various positions in engineering, research and manufacturing. In 1996, Mr. George was appointed Corporate Vice President and Director of Manufacturing of the Motorola Semiconductor Products Sector, with responsibility for directing investment and operational strategy for Motorola’s worldwide semiconductor manufacturing operations.  In 1992, Mr. George was appointed Corporate Vice President and Director of Manufacturing for Motorola’s Semiconductor Components Group, where he headed the worldwide manufacturing operations of the group, including fabrication and final manufacturing plants in Asia, Europe and the Americas.  Mr. George received his Bachelor’s Degree in Metallurgical Engineering in 1964 from the University of Oklahoma and earned a Ph.D. in Materials Science from Purdue University in 1968. He has authored ten papers on electronic materials and devices and has been granted seven patents on semiconductor devices. In 1996, Purdue recognized Mr. George as a “Distinguished Engineering Alumnus.”

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

Managing Directors

The names of the managing directors and certain information about them as of May 31, 2004 is set forth below:

NAME	AGE	POSITIONS HELD WITH METRON

Edward D. Segal	64	Chief Executive Officer and Managing Director A
Dennis R. Riccio	53	President, Chief Operating Officer and Managing Director A
Douglas J. McCutcheon	55	Senior Vice President, Chief Financial Officer and Managing Director A
Gregory S. Greskovich	39	Vice President, Fab Solutions Group and Managing Director B

Managing Directors A

Edward D. Segal has been a managing director of Metron since November 1995. He joined Metron as President and Chief Executive Officer in July 1995. Prior to joining Metron, Mr. Segal served as President and Chief Executive Officer of Transpacific Technology Corporation, a company that he founded in 1982. Mr. Segal is Vice Chairman of the Board of Directors of Semiconductor Equipment & Materials International, a trade association for suppliers to the semiconductor industry. Mr. Segal was a recipient of SEMI’s prestigious Bob Graham Award in 2002, given for marketing contributions to the semiconductor materials and equipment industry.  Mr. Segal holds a B.S. degree in Metallurgical Engineering from Rensselaer Polytechnic Institute.

Dennis R. Riccio has been a managing director of Metron since October 2003 and has served as President and Chief Operating Officer of Metron since January 2002. Mr. Riccio served as Senior Vice President, Global Customer Operations, for Asyst Technologies, Inc from August 1998 to December 2001.  From January 1997 to August 1998, he served as President of USA Operations of Novellus Systems, Inc., a semiconductor equipment manufacturer.  From 1989 to January 1997, he held various senior management positions at Applied Materials, Inc.  Mr. Riccio holds a B.S. degree in Public Administration from the University of Arizona.

Douglas J. McCutcheon has been a managing director of Metron since November 2002, and has served as Senior Vice President and Chief Financial Officer since January 2003.  Mr. McCutcheon has over 25 years of experience in financial management in high-tech industries. Prior to joining Metron he served as Senior Vice President, Chief Financial Officer of Asyst Technologies, where he oversaw corporate financial management, acquisitions and capital-raising events. He has held senior financial management positions with Cadence Design Systems,  and with Diasonics, and he was the President of Toshiba America Medical Credit (the financing arm of Toshiba’s billion-dollar medical equipment business). Mr. McCutcheon holds a B.S. degree in physics from Stanford University and an M.B.A. in finance from the University of California, Berkeley, and has served as a commissioned officer in the U.S. Navy nuclear submarine service.

Managing Director B

Gregory S. Greskovich has been a managing director of Metron since October 2003.  Mr. Greskovich has held senior management positions in the semiconductor equipment industry for the last 10 years, and, prior to joining Metron, held senior management positions at Asyst Technologies, Inc., where he most recently served as Vice President of Europe Customer Operations and Managing Director. Previously, he served as Vice President of sales for Asyst’s Austin, Texas, division. Prior to joining Asyst, Mr. Greskovich spent six years as the Vice President of Marketing and Sales for Progressive System Technologies, Inc.  Mr. Greskovich holds an M.B.A. from Mercer University (Atlanta, Georgia) and a J.D. from the University of Miami in Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires Metron’s directors and executive officers, and persons who own more than ten percent of a registered class of Metron’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of Metron.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Metron with copies of all Section 16(a) forms they file.

To Metron’s knowledge, based solely on a review of the copies of such reports furnished to Metron all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended May 31, 2004.

Audit Committee

The Audit Committee of the Supervisory Board has responsibility for overseeing Metron’s financial reporting process, including responsibility for the appointment, compensation, retention and oversight of the work of Metron’s independent auditors and any other registered public accounting firm providing services to Metron.  The Audit Committee is also be responsible for reviewing Metron’s systems of internal control over corporate accounting procedures. The Audit Committee met four times during the fiscal year ended May 31, 2004. The following supervisory directors are members of the Audit Committee:  Messrs. Anderson, Ditmore and Jaffe.  All members of Metron’s Audit Committee are independent (as independence is defined in Rule 4200(a)(14) of the NASD listing standards).  The Board of Directors has determined that each of Messrs.  Anderson and Jaffe qualify as an “audit committee financial expert,” as defined in applicable SEC rules.  The Board made a qualitative assessment of each of Messrs.  Anderson and Jaffe’s level of knowledge and experience based on a number of factors, including their formal education and experience.

Code of Ethics

Metron has adopted the Metron Technology N.V. Code of Business Conduct and Ethics that applies to all officers, supervisory and managing directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Business Conduct and Ethics is filed herewith as exhibit 14.1. If Metron makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, Metron will promptly disclose the nature of the amendment or waiver by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Supervisory Directors

Each Supervisory Director of Metron receives an annual retainer of $10,000 (paid quarterly), a meeting fee of $1,000 ($500 for telephonic attendance and $500 for each committee meeting attended by committee members on a separate day and an extra $500 committee meeting fee for a committee chairman).  The members of the Supervisory Board are also eligible for reimbursement for expenses incurred in connection with attendance at Supervisory Board meetings in accordance with Company policy.  In the fiscal year ended May 31, 2004, the total compensation and expenses paid to non-employee supervisory directors was $126,712.

Each supervisory director of Metron also receives stock option grants under the Directors’ Plan.  Only non-employee supervisory directors of Metron are eligible to receive options under the Directors’ Plan.  Options granted under the Directors’ Plan are intended by Metron not to qualify as incentive stock options under the Code.

Option grants under the Directors’ Plan are non-discretionary.  On April 13, 1997, each supervisory director then in office was automatically granted an option to purchase 15,000 Common Shares from the Directors’ Plan.  Subsequently, each person who was or is elected or appointed for the first time to serve as a supervisory director is granted an option to purchase 15,000 Common Shares from the Directors’ Plan. In addition, on the date of each Annual Meeting, commencing with the 2003 Annual Meeting, each member of the Supervisory Board who has served as a director for at least six months and who is reelected at such Annual Meeting, is automatically granted an option to purchase 5,000 Common Shares under the Director’s Plan. Prior to the 2003 Annual Meeting, the annual automatic grant was an option to purchase 3,750 shares rather than 5,000. The exercise price of each option granted under the Directors’ Plan may not be less than one hundred percent (100%) of the fair market value of the shares subject to such option on the date such option is granted.  Options granted under the Directors’ Plan generally may not be exercised until such options have vested.   Options vest at a rate of 25%, at the end of the first year such optionee has provided one year of continuous service to Metron or its affiliates as a director following the date of such option grant, and 25% each year thereafter in accordance with the terms of the grant.  The term of each option granted under the Directors’ Plan commences on the date it is granted and, unless sooner terminated as set forth in the option grant, expires on the date ten (10) years from the date of grant.  In the event of certain mergers of Metron with or into another corporation or a consolidation, acquisition of assets or other change-in-control transactions involving Metron, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

During the fiscal year 2004, Metron granted options covering 50,000 shares to the supervisory directors of Metron, at an exercise price per share of $4.15. The fair market value of such Common Shares on the date of grant was $4.15 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of July 31, 2004, no options had been exercised under the Directors’ Plan.

Compensation of Managing Directors

The following table shows for the fiscal years ended May 31, 2004, 2003 and 2002 compensation awarded or paid to, or earned by, Metron’s Chief Executive Officer and its other four most highly compensated officers (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation($)		Securities Underlying Options/ SARS(#)	All Other Compensation ($)

Edward D. Segal	2004	276,788		—	—		80,000	16,301	(1)
Chief Executive Officer and	2003	276,300		—	—		50,000	34,425	(1)
Managing Director	2002	286,533		—	—		120,000	129,832	(1)

Dennis R. Riccio	2004	252,000		—	29,400	(2)	100,000	1,188	(3)
President, Chief Operating Officer	2003	252,000		—	40,425	(2)	35,000	1,172	(3)
and Managing Director	2002	101,285		—	—		300,000	425	(3)

Douglas J. McCutcheon	2004	225,000		—			50,000	1,085	(3)
Senior Vice President and Chief Financial Officer and Managing Director	2003	96,000	(4)	—	62,800	(5)	100,000	360	(3)

Gregory S. Greskovich	2004	181,446	(6)	—	—		90,000	875	(3)
Vice President, Fab Solutions Group and Managing Director

Peter Postiglione	2004	120,416	(7)	—	—		50,000	582	(3)
Vice President, Equipment Solutions Group

(1)                For 2004, represents $12,920 in interest on shareholder receivables, $2,214 in car allowance and $1,167 in insurance premiums.  For 2003, represents $31,704 in interest on shareholder receivables, $1,624 in car allowances and $1,097 in insurance premiums.  For 2002, represents $3,150 in payments to a defined contribution plan, $1,611 in car allowances, $1,277 in insurance premiums, $80,307 in interest on shareholder receivables and $43,487 in tax services.

(2)                Represents housing allowance.

(3)                Represents insurance premiums.

(4)                Mr. McCutcheon was appointed Senior Vice President and Chief Financial Officer of Metron in January 2003.

(5)                Represents consulting arrangement prior to employment.

(6)                Mr. Greskovich was appointed the Vice President, Fab Solutions Group of Metron in June 2003.

(7)                Mr. Postiglione was appointed Vice President, Equipment Solutions Group in March 2004.

Stock Option Grants And Exercises

Metron grants options to its executive officers under its Amended and Restated Employee Stock Option Plan (the “Option Plan”) and Supplemental Stock Option Plan (the “Supplemental Plan”). As of July 31, 2004, options to purchase a total of 2,953,858 shares were outstanding under the Option Plan and options to purchase 1,001,274 shares remained available for grant thereunder, and options to purchase a total of 427,310 shares were outstanding under the Supplemental Plan and options to purchase 72,440 shares remained available for grant thereunder.

The following tables show, for the fiscal year ended May 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION/SAR GRANTS IN FISCAL 2004

	Individual Grants
	Number of Securities Underlying Options/SARs	% of Total Options/ SARs Granted to Employees	Exercise Or Base		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for
	Granted	in Fiscal	Price	Expiration	Option Term(3)
Name	(#)	Year (1)	($/Sh)(2)	Date	5% ($)	10% ($)

Edward D. Segal (4)	80,000	7.8%	$2.45	May 31, 2013	$319,263	$508,374
Dennis R. Riccio (4)	100,000	9.7%	$2.45	May 31, 2013	399,079	635,467
Douglas J. McCutcheon (4)	50,000	4.9%	$2.45	May 31, 2013	199,540	317,733
Gregory S. Greskovich (4)	90,000	8.7%	$2.45	May 31, 2013	359,171	571,920
Peter Postiglione (5)	15,000	1.5%	$4.30	October 25, 2013	39,908	63,547
Peter Postiglione (6)	35,000	3.4%	$3.09	March 31, 2014	176,165	280,513

(1)                                  Based on options to purchase an aggregate of 1,028,900 shares granted to employees (including employee directors) during the fiscal year ended May 31, 2004. The foregoing total excludes options granted to consultants and non-employee directors.

(2)                                  The exercise price per share of each option was equal to the quoted fair market value of the Common Shares on the date of grant.

(3)                                  The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% rates represent certain assumed rates of appreciation only, in accordance with the rules of the Securities and Exchange Commission, and do not reflect Metron’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual further performance of the common shares, and no gain to the optionee is possible unless the stock price increases over the option term.

(4)                                  6.25% of the shares subject to the option granted vested on September 1, 2003 and 6.25% of such shares vest every quarter during the four years thereafter.

(5)                                  25% of the shares subject to the option granted vest on October 26, 2004 and 25% of such shares vest annually for the three years thereafter.

(6)                                  25% of the shares subject to the option granted vest on April 1, 2005 and 25% of such shares vest annually for the three years thereafter.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise(#)	Value Realized($)(1)		Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable Unexercisable		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($)(2) Exercisable Unexercisable

Edward D. Segal	10,000	—	(3)	38,750	91,250	$33,238	$72,463
Dennis R. Riccio	—	—		38,125	96,875	30,306	71,844
Douglas J. McCutcheon	—	—		43,750	106,250	56,125	129,875
Gregory S. Greskovich	—	—		22,500	67,500	14,400	43,200
Peter Postiglione	—	—		—	—	—	—

(1)                                  The value realized is based on the fair market value of the Common Shares on the exercise date minus the exercise price.

(2)                                  The valuations are based on the fair market value of the Common Shares on May 31, 2004 of $2.45, minus the exercise price of the options.

(3)                                  On the day Mr. Segal exercised his options, the market price of the shares purchased was less than the exercise price.

Employment Agreements and Termination of Employment Arrangements

Edward D. Segal, Dennis R. Riccio and Douglas J. McCutcheon are each employed pursuant to an employment contract with a subsidiary of Metron, which is incorporated in their country of residence.  As a consequence of the fact that Metron was reporting operating losses, all Named Executive Officers agreed to accept a 10% reduction in their current base salaries effective October 1, 2001 for an indefinite period.  The reductions remained in effect as of the end of fiscal year 2004.

Edward D. Segal is employed pursuant to an employment contract entered into in September 1999 with Metron Technology Corporation, a California corporation and wholly-owned subsidiary of Metron (“MTC”), and with Metron. The employment contract provides that Mr. Segal will serve as a managing director of Metron and as Metron’s Chief Executive Officer at an annual salary of not less than $295,000. The agreement also provides for Mr. Segal’s participation in an annual incentive compensation plan approved by the

Supervisory Board and for other usual and customary benefits. Metron and MTC agreed to indemnify Mr. Segal against any liability to which he may be subject for judgments, settlements, penalties, fees and expenses of defense, including attorney’s fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to Metron or MTC and its subsidiaries. However, Mr. Segal would not be entitled to indemnification under this agreement under certain circumstances, including if indemnification is unlawful.  If Mr. Segal’s employment is terminated by MTC without cause or by Mr. Segal for good reason or due to disability, in exchange for Mr. Segal’s signing a release of all claims, he will continue to receive his base salary for a period of 12 months in addition to other customary benefits.

Dennis R. Riccio is employed pursuant to an employment contract entered into in November 2001 with MTC and with Metron. The employment contract provides that Mr. Riccio will serve as a managing director of Metron and as Metron’s President and Chief Operating Officer at an annual salary of not less than $280,000. The agreement also provides for Mr. Riccio’s participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits. Metron and MTC agreed to indemnify Mr. Riccio against any liability to which he may be subject for claims, damages, judgments, losses, liabilities, fees and expenses of defense, including attorney’s fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to Metron or MTC and its subsidiaries. However, Mr. Riccio would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is unlawful. If Mr. Riccio’s employment is terminated by MTC without cause or by Mr. Riccio for good reason or due to disability, in exchange for Mr. Riccio’s signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

Douglas J. McCutcheon is employed pursuant to an employment contract entered into in January 2003 with MTC and with Metron. The employment contract provides that Mr. McCutcheon will serve as a managing director of Metron and as Metron’s Senior Vice President and Chief Financial Operating Officer at an annual salary of not less than $225,000. Metron granted Mr. McCutcheon an option to purchase 100,000 Common Shares and an additional option to purchase 50,000 Common Shares in June 2003.  The agreement also provides for Mr. McCutcheon’s participation in an annual incentive compensation plan approved by the Supervisory Board and for other usual and customary benefits.  Metron and MTC agreed to indemnify Mr. McCutcheon against any liability to which he may be subject for claims, damages, judgments, losses, liabilities, fees and expenses of defense, including attorney’s fees, bonds and costs of investigation, arising out of or in any way related to acts or omissions as a member of the Managing Board, or an executive officer, or in any other capacity in which services are rendered to Metron or MTC and its subsidiaries. However, Mr. McCutcheon would not be entitled to indemnification under this agreement under specified circumstances including if indemnification is expressly prohibited under applicable law or prohibited by Metron’s Articles or MTC’s Articles of Incorporation. If Mr. McCutcheon’s employment is terminated by MTC without cause or by Mr. McCutcheon for good reason or due to disability, in exchange for Mr. McCutcheon’s signing a release of all claims, he will continue to receive his final base salary for a period of 12 months in addition to other customary benefits.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee consists of Messrs. Anderson, Elftmann and George.

None of the current members of the Company’s compensation committee is an officer or employee of the Company.  Mr. Elftmann is President of Custom Fab Solutions LLC and was recently the Chairman of the Board of FSI, one of the Company’s suppliers and shareholders.  See “Item 13 Certain Relationships and Related Transactions.” for a more detailed description of the relationship between the Company and each of FSI and Custom Fab Solutions LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Common Shares as of July 31, 2004 by: (i) each supervisory director; (ii) each managing director named in the Summary Compensation Table; (iii) all managing directors and supervisory directors of Metron as a group; (iv) each of the executive officers named in the Summary Compensation Table; and (v) all those known by Metron to be beneficial owners of more than five percent of the Common Shares. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their Common Shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of each shareholder is c/o Metron Technology N.V., 4425 Fortran Drive, San Jose, California 94010.

	Total Ownership(1)
Name and Address	Common Shares as of July 31, 2004	Total Shares Beneficially Owned (2)	Percentage

FSI International, Inc.(3) 3455 Lyman Boulevard, Chaska, MN 55318	1,497,003	1,526,166	11.88%
Entegris, Inc. 3500 Lyman Boulevard Chaska, MN 55318	1,052,887	1,052,887	8.21%
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,370,900	1,370,900	10.68%
Broadview Advisors, LLC (4) 100 E. Wisconsin Ave. Suite 2500 Milwaukee, WI 53202	743,100	743,100	5.79%
Robert R. Anderson (5)	82,237	114,112	*
Dana C. Ditmore	0	0	*
Joel A. Elftmann (6)	0	2,813	*
William L. George	0	0	*
Bruce M. Jaffe (7)	2,000	16,063	*
Sho Nakanuma (8)	0	20,625	*
Edward D. Segal (9)	588,487	1,215,373	9.03%
Dennis R. Riccio (10)	21,437	256,281	1.96%
Douglas J. McCutcheon (11)	22,138	75,888	*
Gregory S. Greskovich (12)	0	28,750	*
Peter Postiglione	0	0	*
All Supervisory Directors and Managing Directors as a group (11 persons) (13)	716,299	1,729,903	12.49%

*                                         Represents beneficial ownership of less than one percent of Metron’s Common Shares.

(1)                                  This table is based upon information supplied by supervisory directors, managing directors and officers and with respect to the principal shareholders solely on Schedules 13D and 13G filed with the SEC.

(2)                                  Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 12,831,996 Common Shares outstanding as of July 31, 2004, together with applicable options for such shareholder. Common Shares subject to options currently exercisable, or exercisable within 60 days of July 31, 2004, are not deemed outstanding for computing the percentage ownership of any other person.

(3)                                  Includes 29,063 shares issuable to Joel A. Elftmann pursuant to options exercisable within 60 days of July 31, 2004. Mr. Elftmann has assigned such options to FSI International, Inc.

(4)                                  Information is based upon Schedule 13F filed with the SEC on July 28, 2004.

(5)                                  Consists of 82,237 shares held by Mr. Anderson and 31,875 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(6)                                  Consists of 2,813 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(7)                                  Consists of 2,000 shares held by Mr. Jaffe and 14,063 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(8)                                  Consists of 20,625 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(9)                                  Consists of 458,959 shares held by Mr. Segal, 129,528 shares held by Segal Investments LP, an investment partnership of which Mr. Segal is the Managing Partner and 626,886 shares issuable pursuant to options exercisable within 60 days of July 31, 2004. Mr. Segal disclaims beneficial ownership of the shares held by Segal Investments LP.

(10)                            Consists of 21,437 shares held by Mr. Riccio and 234,844 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(11)                            Consists of 22,138 shares held by Mr. McCutcheon and 53,750 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(12)                            Consists of 28,750 shares issuable pursuant to options exercisable within 60 days of July 31, 2004.

(13)                            Includes an aggregate of 716,299 shares held by Supervisory Directors and Officers and 988,343 shares issuable pursuant to options exercisable within 60 days of July 31, 2004. The aggregate 716,299 shares held by Supervisory Directors and Officers includes 129,528 shares owned by the investment partnership of Mr. Segal.

Changes in Control

2003 Debentures

On August 25, 2003, Metron completed the sale to certain institutional investors, in a transaction exempt from registration under the Securities Act, of convertible debentures in an aggregate principal amount of $7,000,000, bearing interest at the rate of 8% per annum and having a maturity date of February 25, 2007 (the “Debentures”), and warrants to purchase an aggregate of 811,594 Common Shares (the “Financing Warrants”), of which 50% have an exercise price of $3.97 per share and 50% have an exercise price of $4.31 per share, and all of which are exercisable until August 25, 2007 (the “Financing”). The Debentures and Warrants were issued under a Subscription Agreement, dated August 25, 2003.

Metron is entitled to issue Common Shares in lieu of the cash payment of interest on the Debentures. Common Shares issued in lieu of cash to pay interest are valued at 90% of the average of the volume-weighted average trading prices for the 20 trading days preceding the relevant interest payment date.

The conversion price of the Debentures is subject to adjustments under certain circumstances. If certain changes occur to the Company’s capitalization, such as a stock split, dividend of Common Shares or other capital reorganization, then the conversion price of the Debentures will be adjusted appropriately. In addition, the conversion price will be adjusted downward if the Company issues securities at a per share price less than the then-applicable conversion price (a “Debenture Adjustment Issuance”), excluding, among other things, issuances in connection with certain strategic transactions and issuances of options to employees, managing directors and supervisory directors. After a Debenture Adjustment Issuance, the new conversion price of the Debentures would equal the per share price of such Debenture Adjustment Issuance. If the conversion price of the Debentures are adjusted, upon conversion of the Debentures more Common Shares will be issued, and a change of control of Metron may occur.

2004 Debentures

On June 16, 2004, Metron completed the sale to certain institutional investors, in a transaction exempt from registration under the Securities Act, of convertible debentures in an aggregate principal amount of $6,000,000, bearing interest at the rate of 6.5% per annum and having a maturity date of June 16, 2008 (the “2004 Debentures”), and warrants to purchase an aggregate of 766,768 Common Shares (the “2004 Warrants”), of which 50% have an exercise price of $3.79 per share and 50% have an exercise price of $3.92 per share, and all of which are exercisable until June 16, 2009 (the “2004 Financing”).  The 2004 Debentures and 2004 Warrants were issued under a Subscription Agreement, dated May 26, 2004.

The 2004 Debentures are initially convertible into 1,666,665 Common Shares at a price of $3.60 per share. Metron is entitled to issue Common Shares in lieu of the cash payment of interest on the 2004 Debentures, subject to certain conditions, including shareholder approval of the issuance of additional  Common Shares.  Common Shares issued in lieu of cash to pay interest are valued at 90% of the average of the volume-weighted average trading prices for the 20 trading days preceding the relevant interest payment date.

The conversion price of the Debentures is subject to adjustments under certain circumstances.  If certain changes occur to Metron’s capitalization, such as a stock split, dividend of Common Shares or other capital reorganization, then the conversion price of the 2004 Debentures will be adjusted appropriately. In addition, the conversion price will be adjusted downward if Metron issues securities at a per share price less than the then-applicable conversion price (a “2004 Debenture Adjustment Issuance”), excluding, among other things, issuances in connection with certain strategic transactions and issuances of options to employees, managing directors and supervisory directors. After a 2004 Debenture Adjustment Issuance, the new conversion price of the 2004 Debentures would equal the per share price of such 2004 Debenture Adjustment Issuance.  If the conversion price of the 2004 Debentures are adjusted, upon conversion of the 2004 Debentures more Common Shares will be issued and a change of control of Metron may occur.

Edward D. Segal, FSI International, Inc. (“FSI”), Entegris, Inc. (“Entegris”), Broadview Associates and Royce Associates have entered into voting agreements with the investors who purchased the Debentures, pursuant to which they have agreed to vote their Metron shares in favor of the approval of the issuance of additional Common Shares, in an aggregate amount exceedng 19.999% of the outstanding Common Shares, at Metron’s 2004 Annual Meeting of Sharholders.  Together, these shareholders hold approximately 29.3% of the outstanding Common Shares as of July 31, 2004.

Applied Transaction

On August 16, 2004, Metron entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation, pursuant to which Applied would acquire the worldwide operating subsidiaries and business of Metron. Under the terms of the Purchase Agreement, Applied would pay approximately $84,567,000 in cash to Metron for all outstanding shares of Metron’s worldwide operating subsidiaries and substantially all of the other assets of Metron, and would assume certain Metron liabilities. The acquisition, which is subject to regulatory and Metron shareholder approval and other closing conditions, is expected to close in Metron’s second fiscal quarter, ending November 30, 2004.

Edward D. Segal, Dennis R. Riccio, Douglas J. McCutcheon, Greg Greskovich, Sho Nakanuma, Bruce M. Jaffe, William L. George, Joel A. Elftmann, Dana C. Ditmore, Robert R. Anderson, Entegris, Inc. and FSI International, Inc., collectively holding an aggregate of approximately 25.74% of Metron’s outstanding common stock have entered into voting agreements with Applied, dated as of August 16, 2004, and have delivered proxies to Applied, pursuant to which they have agreed to vote their Metron shares in favor of the approval of the Purchase Agreement and related matters contemplated by the Purchase Agreement at Metron’s 2004 Annual Meeting of Shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of May 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,127,608	$6.42	1,052,524
Equity compensation plans not approved by security holders	427,310	$2.83	72,440
Total	3,554,918	$5.99	1,124,964

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with FSI

As of May 31, 2004, FSI held approximately 11.7% of Metron’s outstanding shares. In fiscal 2004, 2003 and 2002 FSI products sold accounted for 1%, 11% and 13% of Metron’s revenue, respectively. In addition, Mr. Elftmann, a Supervisory Director of Metron, was Chairman of the Board of FSI until January 2002.

Distribution Agreement.

In October 2002, Metron and FSI entered into a transition agreement, providing for the early termination of their distribution agreements in Europe and Asia. Pursuant to the agreement, effective March 1, 2003, FSI assumed direct sales, service and applications support and logistics responsibilities for its surface conditioning and microlithography products in Europe and Asia, except that Metron continued to take purchase orders for spare parts until April 15, 2003 in accordance with the terms of the distribution agreements, while Metron continues to represent FSI products in Israel.

Other Agreements.

As a Supervisory Director of Metron, Mr. Elftmann receives yearly option grants. In addition, Mr. Elftmann agreed to convey title to these options (if this is permitted by their terms) and any shares received upon exercise of the option to FSI or to sell the shares and remit the proceeds to FSI upon FSI’s request.

Transactions with Entegris

As of May 31, 2004, Entegris held approximately 8.21% of the Company's outstanding shares.

Distribution Agreements.

On January 8, 2001 Metron and Entegris entered into an agreement to modify their existing distribution relationship.  Pursuant to that agreement, Entegris agreed to transfer to Metron 1,125,000 Common Shares and make cash payments totaling $1.75 million to Metron over a 15-month period.  On February 13, 2001, Metron and Entegris entered into a transition agreement whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001.  Pursuant to the transition agreement, Metron received revenue (either in the form of a 10% sales commission or a discount off the sales list price, which ranges from 5% to 40% depending on the product) for orders received before the above dates and shipped within the 90 days following these dates.  In addition, on March 1, 2001, Metron and Entegris entered into a new distribution agreement, under which Metron will continue to distribute Entegris' Fluid Handling Group product line in all regions in Europe, Asia and parts of the United States covered under the previous distribution agreements.  The distribution agreement will continue until August 31, 2005 and renew automatically for successive 5-year terms.  The parties may terminate the agreement early under certain circumstances or, with 12 months' notice, at the end of the then-current term.  Pursuant to the distribution agreement, Entegris has agreed to sell products to Metron at a 10% to 40% discount from the published list price, depending on the product.  If Entegris asks Metron to act as a manufacturer's sales representative, Entegris will provide Metron with a commission structure for those sales.  On August 30, 2004, Metron recieved a letter from Entegris notifying Metron of Entegris' intent to terminate the distribution agreement at the end of the current term of the agreement, which term ends on August 31, 2005.

Indebtedness of Management

In July 1995, Edward D. Segal, President and Chief Executive Officer entered into a Tax Indemnification Agreement (“TIA”) with Metron as part of its acquisition of Transpacific Technology Corporation.  At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a “controlled foreign corporation” under Subpart F of the US Internal Revenue Code (“Subpart F”), and as a “US person” the officer/director was liable for personal income tax on income imputed to him under Subpart F.  Under the agreement, Metron has provided cash advances for taxes due for Subpart F income that totaled $270,000 at May 31, 2004. Under the TIA, Mr. Segal is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, Metron recorded a reserve of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by Mr. Segal.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents aggregate fees billed to Metron for fiscal years ended May 31, 2004 and May 31, 2003, by PricewaterhouseCoopers LLP, Metron’s principal accountant.

	Fiscal Year Ended May 31,
	(in thousands)
	2004	2003
Audit Fees	$971	$782
Audit-Related Fees	35	84
Tax Fees	537	296
All Other Fees	—	—
Total Fees	$1,543	$1,162

All fees described above were approved by the Audit Committee.

Metron’s Audit Committee has a policy for the pre-approval of non-audit services provided by PricewaterhouseCoopers LLP.  According to Metron’s pre-approval policy, the Audit Committee chairman can approve non-audit services up to a specified limit. Thereafter, any non-audit services provided by PricewaterhouseCoopers LLP, must be approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

Not applicable.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description of Document

2.1 (i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co. dated June 12, 1998.

2.2 (ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited.

2.3 (i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co. dated July 13, 1998.

2.4 (i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998.

3.1 (i)	Articles of Association of the Registrant and translation thereof.

Exhibit Number	Description of Document

4.1 (i)	Reference is made to Exhibits 3.1, 10.23, 10.24, 10.26, 10.47, 10.48, 10.53 and 10.54.

4.2 (i)	Specimen Common Share Certificate.

4.3 (viii)	Form of 8% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated August 25, 2003.

4.4 (xiii)	Form of 6.5% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

10.1 (i)	1997 Supervisory Directors’ Stock Option Plan.

10.2 (i)	Form of 1997 Supervisory Directors’ Stock Option Agreement.

10.4 (i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in countries other than the United States and the United Kingdom).

10.5 (i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United States).

10.6 (i)	Form of Metron Technology N.V. Employee Stock Option Agreement (for employees in the United Kingdom).

10.7 (i)

Aufhebungs und Ruhestandsvertrag (Cancellation and Early Retirement Agreement) between Metron Technology (Deutschland) GmbH, Metron Technology B.V. and Udo Jaensch dated February 2, 1999 and translation thereof.

10.8 (i)	Share Purchase Agreement (CME) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999.

10.9 (i)	Share Purchase Agreement (CMK) between FSI International, Inc. and Metron Technology B.V. dated February 27, 1999.

10.10 (i)	Agreement to Terminate Joint Venture Agreements and Distribution Agreement between FSI International, Inc. and Metron Technology B.V. dated May 18, 1999.

10.11 (i)	FSI/Metron Distribution Agreement dated March 31, 1998 between FSI International, Inc. and Metron Technology B.V.

10.12 (i)	Distribution Agreement dated July 6, 1995 between Fluoroware, Inc. (now a wholly-owned subsidiary of Entegris, Inc.) and Metron Semiconductors Europa B.V. (now Metron Technology N.V.).

10.13 (i)	U.S. Stocking Distributor Five-Year Agreement as of September 1, 1997 between Fluoroware, Inc. and Kyser Company.

10.14 (i)	Form of Employment Agreement among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal, Michael A. Grandinetti, Peter V. Leigh and Keith Reidy.

10.17 (i)	Metron Technology Employee Stock Purchase Plan.

10.18 (i)	T.A. Kyser Co. Employee Stock Ownership Trust as amended and restated March 17, 1997.

10.19 (i)	Amendment No. 1 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Trust.

10.20 (i)	T.A. Kyser Co. Employee Stock Ownership Plan as amended and restated March 17, 1997.

10.21 (i)	Amendment No. 1 dated June 12, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan.

10.22 (i)	Amendment No. 2 dated July 13, 1998 to the T.A. Kyser Co. Employee Stock Ownership Plan.

10.23 (i)	Investors Rights Agreement dated July 6, 1995 among Metron Semiconductors Europa B.V. and the Investors as defined therein.

10.24 (i)	Accession Agreement dated October 15, 1998 among Metron Technology B.V., the Original Parties as defined therein, Segal Investments, L.P., M. Segal, N. Segal, M. Segal as trustee of the Matthew Dean

Exhibit Number	Description of Document

Segal 1997 Trust and N. Segal as trustee of the Matthew Dean Segal 1997 Trust.

10.25 (i)	Confirmation Agreement dated October 15, 1998 among Metron Technology B.V. and the Investors as defined in the Investor Rights Agreement of July 6, 1995.

10.26 (i)	Accession Agreement dated July 13, 1998 among Metron Technology B.V., the Stockholders and the Signing Stockholders as defined therein.

10.27 (i)	Consent Agreement dated July 13, 1998 among Metron Technology B.V. and the Investors as defined therein.

10.33 (i)	Amended and Restated Buy and Sell Agreement among Metron Technology B.V. and the Significant Shareholders as defined therein, as of July 6, 1995.

10.34 (i)	Form of Indemnification Agreement among Metron Technology B.V. and the Investors as defined therein.

10.35(i)	Employment Agreement dated September 1, 1999 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal.

10.39(iii)	Tax Indemnification Agreement dated July 6, 1995 among Metron Technology B.V., Metron Technology Corporation and Edward D. Segal.

10.40(iv)	Stock Purchase Agreement, dated as of November 17, 2000, among Metron Technology N.V. and Cher Lew Hiong James, Chia Chiap Heng Basil, Cher Lew Kwang Francis and Elite Star Enterprises Pte. Ltd.

10.41 (v)	Agreement, dated as of January 8, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.

10.42 (v)

Transition Agreement, dated as of February 13, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.

10.43 (v)	Letter Agreement, dated February 23, 2001, by and among Entegris, Inc., a Minnesota corporation, Fluoroware, Inc., a Minnesota corporation, and Metron Technology N.V., a Netherlands corporation.

10.44 (v)	Worldwide Stocking Distributor Agreement, dated March 1, 2001, between Entegris, Inc. and Metron Technology N.V.

10.45 (vi)	Employment Agreement dated November 1, 2001 among Metron Technology N.V., Metron Technology Corporation and Dennis Riccio.

10.46 (viii)	Subscription Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the purchasers identified therein.

10.47 (viii)	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement dated August 25, 2003.

10.48 (viii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated August 25, 2003.

10.49 (ix)	Amended and Restated Metron Technology Supplemental Stock Option Plan.

10.50 (x)	Employment Agreement, dated January 27, 2003, among Metron Technology N.V., Metron Technology Distribution Corporation and Douglas J. McCutcheon.

10.51 (xi)	Metron Technology 2003 Employee Stock Purchase Plan.

10.52 (xii)	Subscription Agreement, dated May 26, 2004, by and between Metron Technology N.V. and the purchasers identified therein.

10.53 (xiii)	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement

Exhibit Number	Description of Document

dated May 26, 2004.

10.54 (xiii)	Registration Rights Agreement, dated June 16, 2004, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated May 26, 2004.

14.1	Metron Technology N.V. Code of Business Conduct and Ethics.

21.1(xiii)	List of Subsidiaries of the Registrant.

23.1(xiii)	Consent of Registered Independent Public Accounting Firm.

24.1(xiii)	Power of Attorney.

31.1(xiii)	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (xiii)	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(xiii)*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(i)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)	Incorporated by reference from the Company’s Form 10-K/A, filed with the Commission on September 15, 2000, and incorporated herein by reference.

(iv)	Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on January 16, 2001, and incorporated herein by reference.

(v)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 2, 2001, and incorporated herein by reference.

(vi)	Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 15, 2002, and incorporated herein by reference.

(vii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 14, 2002, and incorporated herein by reference.

(viii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

(ix)	Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 29, 2003, and incorporated herein by reference.

(x)	Filed as an exhibit to the Company’s Form 10-K/A, filed with the Commission on September 19, 2003, and incorporated herein by reference.

(xi)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-110756), filed with the Commission on November 25, 2003, and incorporated herein by reference.

(xii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on May 27, 2004, and incorporated herein by reference.

(xiii)	Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 11, 2004, and incorporated herein by reference.

*

This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K:

The Company’s current report on Form 8-K filed with the SEC on April 7, 2004, describing and furnishing the press release announcing our earnings for the fiscal quarter ended February 29, 2004, which press release included our condensed consolidated balance sheets and condensed consolidated statements of operations for the period.

The Company’s current report on Form 8-K filed the SEC on May 27, 2004, announcing the execution of and filing a Subscription Agreement with certain purchasers, under which Metron agreed to issue and sell to the purchasers in a private placement certain convertible debentures due in 2008, in an aggregate principal amount of $6,000,000, and warrants to purchase an aggregate of approximately 767,000 of Metron’s common shares, and describing and filing a related press release.

(c) See Exhibits listed under Item 15(a).

(d) Not applicable. See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on September 10, 2003.

METRON TECHNOLOGY N.V.

By:	/s/ Edward D. Segal
Edward D. Segal
Chairman and Chief Executive Officer and Managing Director
(Principal Executive Officer)

By:	/s/ Douglas J. McCutcheon
Douglas J. McCutcheon
Senior Vice President and Chief Financial Officer and Managing Director
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

*			September 10, 2004
	Robert R. Anderson	Supervisory Director

*			September 10, 2004
	Dana C. Ditmore	Supervisory Director

*			September 10, 2004
	Joel A. Elftmann	Supervisory Director

*			September 10, 2004
	William L. George	Supervisory Director

*			September 10, 2004
	Bruce M. Jaffe	Supervisory Director

*			September 10, 2004
	Sho Nakanuma	Supervisory Director
September 10, 2004
Chairman and Chief Executive Officer and Managing
	/s/ Edward D. Segal	Director (Principal Executive Officer)

Senior Vice President and Chief Financial Officer and
Managing Director (Principal Financial and Accounting
	/s/ Douglas J. McCutcheon	Officer)	September 10, 2004

*By:	/s/ Edward D. Segal
	Edward D. Segal Attorney-in-Fact		September 10, 2004