Form 10-Q
period 2004-08-31
METRON TECHNOLOGY N V
filed 2004-10-15
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2004
Common shares, par value EURO 0.44 per share	12,843,741

METRON TECHNOLOGY N.V.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METRON TECHNOLOGY N.V.

CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands except per share data)

	Three months ended August 31,
	2004	2003

Net revenue	$62,726	$46,938
Cost of revenue	49,072	37,356
Gross profit	13,654	9,582
Selling, general and administrative expenses	12,112	12,884
Research, development and engineering expenses	532	307
Restructuring costs	443	1,122
Operating income (loss)	567	(4,731)
Other expense, net	(678)	(358)
Loss before income taxes	(111)	(5,089)
Income tax provision	464	93
Net loss	$(575)	$(5,182)

Basic and diluted loss per common share	$(0.04)	$(0.41)

Weighted average number of shares for Basic and diluted	12,832	12,609

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands except share and per share data)

	August 31, 2004	May 31, 2004
ASSETS
Cash and cash equivalents	$12,196	$12,107
Accounts receivable, net of allowances for doubtful accounts of $1,203 and $1,251, respectively	42,647	43,937
Amounts due from affiliates	752	2,050
Loan to officer/shareholder	110	110
Inventories	44,409	46,719
Prepaid expenses and other current assets	10,676	12,384
Total current assets	110,790	117,307
Property, plant and equipment, net	19,076	20,035
Intangibles and other assets, net	8,156	8,171
Total assets	$138,022	$145,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$28,957	$34,847
Amounts due to affiliates	403	3,044
Accrued wages and employee-related expenses	4,108	4,716
Deferred revenue	7,053	11,187
Short term borrowings and current portion of long-term debt	14,434	13,882
Amounts payable to shareholders	100	149
Other current liabilities	13,526	13,423
Total current liabilities	68,581	81,248

Long-term debt, excluding current portion	7,521	7,745
Convertible debentures	6,551	1,531
Other long-term liabilities	7,170	7,321
Total liabilities	89,823	97,845
Commitments	—	—

Shareholders’ equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,236,892 and 14,179,036 shares, respectively Outstanding: 12,841,991 and 12,784,135 shares, respectively	48,766	47,459
Retained earnings	124	699
Cumulative other comprehensive income (loss)	(78)	123
Treasury shares: 1,394,901 shares	(613)	(613)
Total shareholders’ equity	48,199	47,668
Total liabilities and shareholders’ equity	$138,022	$145,513

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended August 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(575)	$(5,182)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,611	1,342
Non-cash interest for amortization of convertible debenture discount and debt issuance costs	224	—
Restructuring costs, non-cash portion	12	450
Other	—	48
Changes in assets and liabilities:
Accounts receivable	1,284	1,696
Amounts due from affiliates	1,299	215
Inventories	2,278	340
Prepaid expenses and other current assets	1,708	1,318
Accounts payable	(5,891)	(1,486)
Amounts due to affiliates	(2,641)	495
Accrued wages and employee-related expenses	(608)	(408)
Deferred revenue	(4,134)	1,139
Other current liabilities	103	(859)
Other non-current assets and liabilities	(116)	(293)
Net cash flows used in operating activities	(5,446)	(1,185)
Cash flows from investing activities:
Additions to property, plant, and equipment	(591)	(512)
Proceeds from the sale of property, plant and equipment	124	—
Net cash flows used in investing activities	(467)	(512)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	369	(4,245)
Proceeds from issuance of long-term debt	—	103
Proceeds from issuance of convertible debentures	6,000	7,000
Issuance costs of convertible debentures	(364)	(287)
Principal payments on long-term debt	(27)	(41)
Principal payments on indebtedness to officer and shareholder	(49)	(43)
Proceeds from issuance of common shares	145	—
Net cash flows provided by financing activities	6,074	2,487
Effect of exchange rate changes on cash and cash equivalents	(72)	(368)
Net change in cash and cash equivalents	89	422
Beginning cash and cash equivalents	12,107	12,179
Ending cash and cash equivalents	$12,196	$12,601

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

METRON TECHNOLOGY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Metron Technology N.V. (“Metron” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation.  Historical results are not necessarily indicative of the results that the Company expects in the future.  This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the SEC.

Liquidity

For the fiscal quarters ended August 31, 2004 and 2003, and for the fiscal year ended May 31, 2004, the Company incurred net losses of $0.6 million, $5.2 million and $16.9 million, respectively. In addition, the Company had $5.4 million of net cash outflows from operations in the first quarter of fiscal 2005, and $5.7 million of net cash outflows from operations for the fiscal year ended May 31, 2004.  As of August 31, 2004, the Company had $12.2 million of cash and cash equivalents and $14.4 million of short-term borrowings and current portion of long-term debt, of which $12.5 million was outstanding under its various borrowing facilities and $1.1 million was due to Tokyo Electron Ltd. (“TEL”). Borrowing facilities other than the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review by the lender.

Metron operates in a highly competitive market characterized by rapidly changing technology together with competitors that have significantly greater financial resources than the Company. The Company has substantially completed a significant shift in its focus to expand its capability to manufacture and rebuild certain legacy equipment in addition to supporting its continuing distribution activities for both the equipment solution and fab solution groups.  The Company has acquired the rights from certain original equipment manufacturers (“OEMs”) to build and sell certain legacy products and to provide continuing manufacturing capability and field support to the OEMs’ customer base for those products.

The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from the Company’s June 2004 issuance of $6.0 million of convertible debentures – See Note 4), amounts available under the Company’s credit facilities, and anticipated positive cash flows from operations, will be sufficient to meet the Company’s anticipated cash requirements through the next 12 months.  However, if the proposed transaction with Applied Materials, Inc. ("Applied") is not consummated, or is not consummated within the anticipated timeframe, and our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources, including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and our $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to our license arrangement with TEL. Further, if the proposed transaction with Applied is not consummated, or is not consummated within the anticipated timeframe, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if the proposed transaction with Applied is not consummated, or is not consummated within the anticipated timeframe, and our revenues increase materially, we may need additional cash resources to permit us to conduct our operations in the ordinary course of business through fiscal 2005.

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

The Company buys equipment made by OEMs for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by future installation is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the customer’s retainage exceeds the amount of deferred installation revenue, all or a portion of the residual equipment revenue is deferred.  Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer’s acknowledgement that the equipment is available for production use. Occasionally, the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment.  The Company continues to expand its capability to manufacture and rebuild certain legacy equipment (“Legends Product Line”) as it acquires rights to do so from OEMs.  Revenues from the sale of legacy equipment where the Company does not have a manufacturing history are recognized upon customer acceptance.

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

Loss Per Share

Basic and diluted loss per common share are based on the weighted-average number of common shares outstanding in each year. The weighted-average number of shares for the quarters ended August 31, 2004 and 2003 were 12,832,000 shares and 12,609,000 shares, respectively. The following share equivalents excluded from diluted earnings per share for the first quarters of fiscal 2005 and 2004 because their effect was anti-dilutive:

	Three Months Ended August 31,
	2004	2003

Share equivalents for stock options	3,732,000	3,834,000
Shares issuable upon conversion of convertible debentures (excluding shares that may be issued in payment of interest)	3,611,000	1,847,000
Shares issuable upon exercise of warrants (issued in conjunction with convertible debentures)	1,634,000	867,000

Inventories

Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory were as follows:

	August 31, 2004	May 31, 2004
	(Dollars in thousands)

Raw materials	$408	$1,714
Work in process	3,477	4,687
Equipment, spare parts and material inventory	35,978	32,908
Equipment delivered to customers pending acceptance	4,546	7,410
Inventories	$44,409	$46,719

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

	Three Months Ended August 31,
	2004	2003
	(Dollars in thousands, except per share data)

Net loss:
Net loss as reported	$(575)	$(5,182)
Fair value of stock based employee compensation expense (a) (b)	994	671
Stock based employee compensation expense in the financial statements as reported	—	—
Pro forma net loss	$(1,569)	$(5,853)

Basic and diluted loss per common share
As reported	$(0.04)	$(0.41)
Pro forma	$(0.12)	$(0.46)

(a)                                  Based on the following assumptions for stock option grants in the first fiscal quarter of 2005 and 2004: risk-free weighted average interest rates of 3.86% and 2.38%, respectively; weighted average expected option lives of 5.0 years for all years; and no dividend yield in each year.  A volatility of 80% and 83% has been used for fiscal quarters ended August 31, 2004 and 2003, respectively.

(b)                                 Based on the following assumptions for the ESPP in the first fiscal quarter 2005: risk-free weighted average interest rates of 1.29%; weighted average expected option lives of 6 months; and no dividend yield in the quarter. A volatility of 80% has been used for fiscal quarter ended August 31, 2004.

2.                                      ACQUISITION OF METRON BY APPLIED MATERIALS

On August 16, 2004, the Company entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied. Under the Purchase Agreement, the Company would sell to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets held at the Metron Technology N.V. level, including, but not limited to, the Company’s intellectual property and technology and all cash and cash equivalents other than an amount equal to $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied would: (a) pay the Company the sum of $84.6 million, (b) assume certain of the Company’s liabilities; (c) pay to the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) reimburse the Company for up to $2.75 million in certain reimbursable costs.  The Company shareholders would not receive any payments directly from Applied. The proposed transaction, which is subject to foreign regulatory approval and the Company’s shareholder approval and other closing conditions, is currently expected to close prior to December 31, 2004.

Following the closing of the proposed transaction and the satisfaction of  the Company’s liabilities, the Company would expect to distribute cash in two or more distributions to its shareholders.  The Company is unable at this time to predict the precise amount and timing of any distributions.  The amount and timing of the distributions are dependent upon a variety of factors, including the timing and costs of winding up the Company’s business and dissolving.  The Company estimates that the total amount of distributions to shareholders in connection with the proposed transaction and the subsequent liquidation and dissolution of the Company would be in the range of approximately $4.70 to approximately $4.79 per share, excluding the effect of tax withholding requirements that apply differently to each shareholder.

The Company’s and Applied’s obligation to complete the proposed transaction is subject to the fulfillment or waiver of a number of closing conditions as more fully described in the Purchase Agreement.  In particular, certain financial conditions must be met as of the date 5 days prior to closing.  These financial conditions are based upon financial targets, including cash balances of at least $13.0 million, working capital of at least $52.5 million and debt (excluding convertible debentures) of less than $23.0 million, which are subject to certain adjustments based on the formulas and under the circumstances set forth in the Purchase Agreement.

As of August 31, 2004, the Company had accounts receivable from Applied for $0.1 million and sold $1.1 million of products to Applied for our first fiscal quarter of 2005.

3.                                      PURCHASES OF PRODUCT LINE

In September 2003, the Company acquired certain assets related to the Eclipse physical vapor deposition equipment product line from TEL. These assets consisted of $7.6 million of inventories, $6.0 million of intellectual properties pursuant to a license agreement and $0.1 million of other assets.  As consideration, Metron Technology Distribution Corporation (MTDC), a wholly-owned subsidiary of the Company, issued to TEL a five-year promissory note in the principal amount of approximately $7.7 million, which bears interest at approximately 1.6% per annum, primarily for the purchase of Eclipse inventory at fair value.  Principal and interest are payable quarterly beginning September 2004 over a five-year period. As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL’s net book value of fixed assets acquired.  Additionally, MTDC entered into a royalty-free, irrevocable, worldwide, perpetual, and nontransferable license agreement providing for payments by MTDC over a 5-year period totaling $6.0 million and an agreement to sublease the facility used by TEL in connection with manufacturing of the Eclipse products.  The fair value of the license agreement ($6.0 million) has been recorded in intangibles and other long-term assets and is being amortized to cost of revenue ($0.3 million for our first quarter of fiscal 2005) on a straight-line basis over its estimated useful life of 5 years.  The current and future payment obligations for the license ($6.0 million) agreement has been recorded in other current liabilities of $1.2 million and other long-term liabilities of $4.8 million in the accompanying consolidated balance sheet as of August 31, 2004.  At August 31, 2004, the future amortization of the acquired intangible assets was as follows:

Fiscal Year	(Dollars in thousands)

2005	$900
2006	1,200
2007	1,200
2008	1,200
2009	400
Total	$4,900

4.                                      CONVERTIBLE DEBENTURES

Convertible debentures at August 31, 2004 were as follows:

	8% Debentures	6.5% Debentures	Total
	(Dollars in thousands)

Debentures principal	$7,000	$6,000	$13,000
Less: Interest discount included in shareholders’ equity:
Fair value of warrants	2,348	1,162	3,510
Deemed dividend	3,364	—	3,364
	1,288	$4,838	$6,126
Interest accretion	393	32	425
Balances, August 31, 2004	$1,681	$4,870	$6,551

Balances, May 31, 2004	$1,531	$—	$1,531

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

The 6.5% convertible debentures and warrants were recorded at their relative fair values in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables. The relative fair value allocated to the debt was determined to be approximately $4.8 million. The relative fair value assigned to the warrants was determined using the Black Scholes option pricing model, and approximately $1.2 million was recorded as a discount of the debt and as an increase in shareholders’ equity. The debt discount attributable to the warrants is being accreted as additional non-cash interest expense over the life of the debt using the effective interest method.

In August 2003, the Company issued convertible debentures with a  $7.0 million face value (resulting in $6.7 million of proceeds, net of issuance costs) with an annual interest rate of 8% (“8% convertible debentures”), payable quarterly beginning December 1, 2003. The issuance of the 6.5% convertible debentures required certain anti-dilution adjustments for both the conversion price per share and warrants price per share for the 8% convertible debentures.  As a result of the issuance of the 6.5% convertible debentures, the 8% convertible debentures are convertible into approximately 1,944,000 common shares of the Company based on a per share price equal to $3.60 (previously $3.79). The quarterly interest is payable at the Company’s option with either cash or, subject to certain conditions, registered common shares of the Company. The Company, at its option, can require the holders to convert the 8% convertible debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeds $10.34, subject to certain conditions.  After February 25, 2007, the remaining balance of the 8% convertible debentures not converted into common shares must be repaid to the holders in cash, including any accrued interest.

The Company issued the purchasers and the placement agent of the 8% convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One-half of the warrants are exercisable at $3.79 per share (previously $3.97 per share), with the remaining warrants being exercisable at $4.09 per share (previously $4.31 per share). All warrants are exercisable for a four-year period after August 2003.  The debt issuance cost associated with the 8% convertible debt was approximately $437,000.  Approximately $150,000 of this cost pertains to the allocation of the fair value of the warrants issued to the placement agent, and was an offset in shareholders’ equity.  Additionally, a fee of $287,000 paid to the placement agent was recorded as an asset, which is being amortized over the life of the debt.

The 8% convertible debentures and warrants were recorded at their relative fair values. The fair value of the debt was determined to be $4.7 million. The fair value assigned to the warrants was determined using the Black Scholes option pricing model and approximately $2.3 million was recorded as a discount of the debt and as an increase in shareholders’ equity. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend because the conversion price of the 8% convertible debentures, after taking into account the fair value of the warrants, was less than the closing price of the Company’s common shares, which was $4.34 per share on the closing date.  The deemed dividend of approximately $3.4 million was recorded as a further discount to the 8% convertible debentures and an increase to shareholders’ equity.  The deemed dividend and debt discount attributable to the warrants is being accreted as additional non-cash interest expense over the life of the debt using the effective interest method.

5.                                      RESTRUCTURING COSTS

The following table summarizes the restructuring costs and remaining accrued liability for restructuring costs.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
Restructuring costs
Balances, May 31, 2003	$607	$2,098	$—	$2,705
Amounts accrued	508	164	450	1,122
Non-cash reductions	—	—	(424)	(424)
Amounts paid	(310)	(396)	—	(706)
Balances, August 31, 2003	$805	$1,866	$26	$2,697

Balances, May 31, 2004	$545	$1,278	$—	$1,823
Amounts accrued	481	(50)	12	443
Non-cash reductions	—	—	(12)	(12)
Amounts paid	(777)	(386)	—	(1,163)
Balances, August 31, 2004	$249 (1)	$842 (2)	$—	$1,091

(1)          Included in accrued wages and employee-related expenses.

(2)          $0.7 million is included in other current liabilities, and $0.1 million is included in other long-term liabilities.

During the first quarter of fiscal 2005, the Company terminated 5 employees as follows: the equipment solutions group terminated 2 employees, the fab solutions group terminated 2 employees and 1 terminated employee was part of finance and administration. Of the $0.5 million of personnel costs accrued during our first quarter of fiscal 2005, approximately $0.4 million pertained to personnel terminated during fiscal year 2004.  Remaining accrued personnel costs as of August 31, 2005 will be paid during fiscal 2005. The Company incurred approximately $0.2 million of restructuring costs in the equipment solutions segment primarily for personnel terminations.  The fab solutions group incurred approximately $0.2 million of restructuring costs for personnel terminations.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.  These assumptions will be updated periodically and additional adjustments may be required.

During the first quarter of fiscal 2004, the Company terminated 27 employees as follows: the equipment solutions group terminated 18 employees, the fab solutions group terminated 5 employees and 4 terminated employees were part of finance and administration. The Company incurred approximately $0.9 million of restructuring costs in the equipment solutions segment, of which $0.3 million was for personnel terminations and $0.6 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. Other groups incurred approximately $0.2 million of restructuring costs, which primarily pertained to personnel terminations.

6.                                      SEGMENT AND GEOGRAPHIC DATA

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

Segment information

	Equipment Solutions Group	Fab Solutions Group	Other	Total
	(Dollars in thousands)

Quarter ended August 31, 2004
Net revenues	$22,264	$40,462	$—	$62,726
Depreciation and amortization expense	807	404	400	1,611
Interest income	—	—	28	28
Interest expense	—	—	(831)	(831)
Restructuring costs	(166)	(257)	(20)	(443)
Income (loss) before income taxes	1,327	1,544	(2,982)	(111)
Capital expenditures	251	250	90	591

Quarter ended August 31, 2003
Net revenue	$15,356	$31,582	$—	$46,938
Depreciation and amortization expense	408	269	665	1,342
Interest income	—	—	7	7
Interest expense	—	—	(233)	(233)
Restructuring costs	(858)	(24)	(240)	(1,122)
Income (loss) before income taxes	(1,054)	1,130	(5,165)	(5,089)
Capital expenditures	202	31	279	512

Total assets at August 31,2004	56,404	64,489	17,129	138,022
Total assets at May 31, 2004	61,818	58,548	$25,147	145,513

Geographic information

	Three Months Ended August 31,
	2004	2003
	(Dollars in thousands)

Net revenue:
United States	$21,904	$14,904
Singapore	10,769	4,953
Israel	7,341	3,739
Germany	6,138	6,957
United Kingdom	2,416	3,079
The Netherlands	1,887	2,069
France	1,432	4,521
Other nations	10,839	6,716
Geographic totals	$62,726	$46,938

	August 31, 2004	May 31, 2004
	(Dollars in thousands)

Fixed assets:
The Netherlands	$9,322	$9,809
United Kingdom	3,762	3,959
United States	2,287	2,370
Singapore	1,746	1,911
Other nations	1,959	1,986
Geographic totals	$19,076	$20,035

Intangible assets, net; United States	$4,900	$5,200

7.                                      RECENT ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accountings Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Equities” (“FIN 46”).  FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46(R) was issued in December 2003.  The Company adopted FIN 46(R) in January 2004.  The Company has evaluated its investments in variable interest entities, and has determined that the adoption of FIN 46(R) did not have a material impact on its operating results of financial condition.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supercedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of SAB 104 did not have a material effect on its financial condition or results of operations of the Company.

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-6, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004.

During September 2004, the Emerging Issues Task Force issued EITF Issue No. 04-8 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share". The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. The EITF addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share ("EPS"). The pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. The Company is evaluating the provisions of EITF 04-8 to determine the impact, if any, on its computation of EPS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Other Information—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2004, filed with the SEC. This discussion of the first quarter of fiscal 2005 and 2004 refers to the fiscal quarters that ended on August 31, 2004 and 2003.

Overview

Metron Technology N.V. is a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we are a global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operate in all areas of the world where there is a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the fiscal quarters ended August 31, 2004 and 2003:

	Three Months Ended August 31,
(in thousands)	2004	2003

Net revenue
Europe	$21,682	$23,783
Asia	19,140	8,251
United States	21,904	14,904
Total net revenue	$62,726	$46,938

	Three Months Ended August 31,
(percentage of net revenue)	2004	2003

Net revenue
Europe	34.6%	50.7%
Asia	30.5	17.6
United States	34.9	31.7
Total net revenue	100.0%	100.0%

On August 16, 2004, the Company entered into the Purchase Agreement with Applied, pursuant to which the Company would sell to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets held at the Metron Technology N.V. level, including, but not limited to, the Company’s intellectual property and technology and all cash and cash equivalents other than an amount equal to $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied would: (a) pay the Company the sum of $84,567,158; (b) assume certain of the Company’s liabilities; (c) pay to the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) reimburse the Company for up to $2.75 million in certain reimbursable costs.  The Company shareholders would not receive any payments directly from Applied. The proposed transaction, which is subject to foreign regulatory approval and the Company’s shareholder approval and other closing conditions, is currently expected to close prior to December 31, 2004.

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

We are organized in two worldwide operating groups: equipment solutions and fab solutions. Equipment solutions are focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and previous generation equipment. Many innovative, specialized semiconductor equipment manufacturers lack sufficient infrastructure to market, sell and support their products in a global market.  We believe that our experienced, global organization will be key to the introduction and continued support of these advanced technologies in the industry. Over the last several years, under license from OEMs, we have begun to market, sell, manufacture and support previous generation semiconductor equipment.  Our outsource offering to OEMs allows them to concentrate on the development of new generation equipment and maintain critical levels of support for mature equipment. Our focus on previous generation equipment ensures customer satisfaction through an extended product life cycle.  We refer to the previous generation equipment as the Legends Product Line.  Previous generation equipment remains fundamental for many semiconductor manufacturers today.  As the installed equipment base matures, access to critical technical expertise and repair capability can deteriorate.  We provide the continued availability of service, spares and manufacturing capability for mature capital equipment.

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

During our first fiscal quarter of 2005, Pall Corporation notified the Company it would terminate its distribution agreement with the Company as of August 31, 2004. Revenue from the sale of products manufactured by Pall Corporation for our first quarters of fiscal 2005 and 2004 was approximately $3.4 million and $3.5 million, respectively.  Additionally, on August 30, 2004, Entegris notified the Company of its intent to terminate its existing distribution agreement with the Company effective August 31, 2005.  Entegris and the Company are currently in discussions for a new distribution agreement. Revenue from the sale of products manufactured by Entegris for our first quarters of fiscal 2005 and 2004 was approximately $14.4 million and $7.2 million, respectively.

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

Revenue recognition.    We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).  SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the Company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant. We have adopted specific and detailed guidelines for recognizing revenue. Nevertheless, certain judgments affect the application of our revenue policy. Most equipment sales are recorded as “multiple element” transactions in which the portion of the sale represented by the fair value of future installation is deferred and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the customer’s retainage exceeds the amount of deferred installation revenue, all or a portion of the residual equipment revenue is deferred.  The installation revenue we defer for each product sold requires us to estimate the amount of time we expect it to take to install the equipment. The estimated time is valued using the fair value of our service rates in each country.  We review the adequacy of our estimates periodically and revise them as necessary.  We recognize deferred installation revenue and deferred equipment revenue, if any, when the customer accepts the equipment as production enabled in the fab.

We continue to expand our capability to manufacture and rebuild certain legacy equipment (“Legends Product Line”) as we acquire rights to do so from OEMs that no longer intend to build the legacy equipment.  Revenues from the sale of legacy equipment where we do not have any manufacturing history are recognized only upon customer acceptance.

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

Evaluation of long-lived assets.    We review our long-lived assets, primarily fixed and intangible assets, at least annually. We record an impairment loss to reduce the carrying value of our long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable because it exceeds the fair value of the long-lived assets.

Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax assets and liabilities in each of the jurisdictions in which we operate. This process may result in the recording of deferred tax assets which represent temporary differences between the tax bases of assets and liabilities and financial statement amounts reported by each subsidiary, as well as operating loss and tax credit carryforwards. At each balance sheet date, we assess the recoverability of deferred tax assets based on our ability to carryback the temporary differences to recover taxes previously paid, if any, or our ability to generate sufficient future taxable income in the relevant tax jurisdiction. If we determine the recoverability of the deferred tax asset is in doubt, we record a valuation allowance. We regularly update our estimate of future taxable income in each jurisdiction, and these updates can result in changes in the valuation allowance and our estimated tax liabilities. During our fourth quarter of fiscal 2003, we provided a valuation allowance for substantially all of our deferred tax assets, which remain fully reserved.  Tax provisions in our first fiscal quarters of 2005 and 2004 primarily reflect taxable income in foreign jurisdictions.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net revenue for our first fiscal quarters for 2005 and 2004.

	Three Months Ended August 31,
	2004	2003

Net revenue	100.0%	100.0%
Cost of revenue	78.2	79.6
Gross margin	21.8%	20.4%
Selling, general, administrative and other expenses	19.3	27.4
Research, development and engineering	0.8	0.7
Restructuring costs	0.7	2.4
Operating margin (loss)	1.0%	(10.1)%

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

•                                          costs we may incur if we become involved in future litigation; and

•                                          other factors, many of which are beyond our control.

Net Revenue. The following table shows our net revenue and percent of net revenue for our equipment and fab solutions groups:

	Three Months Ended August 31,
	2004	2003

Net revenue (dollars in millions)
Equipment solutions group	$22.3	$15.3
Fab solutions group	40.4	31.6

Net revenue
Equipment solutions group	35.5%	32.7%
Fab solutions group	64.5	67.3

Equipment solutions group.  The equipment group net revenue in our first quarter of fiscal 2005 was $22.3 million, up $7.0 million or 46.4% from the first quarter of fiscal 2004. The increase between the comparable quarters primarily reflects the contribution of our legacy product revenues for equipment and spare parts.  Service revenues increased slightly while commissions decreased for the comparable quarters.  Geographically, equipment revenues in Asia almost tripled, while the United States revenue almost doubled, which more than offset the 22% revenue decline for Europe.

                                                Fab solutions group.  In our first quarter of fiscal 2005, the fab solutions group revenue was $40.4 million, up $8.8 million or 27.5% from the group’s revenue in the first quarter of fiscal 2004. Increased revenues from parts cleaning units, material sales and our repair centers were offset by a slight decline in commission revenue. Geographically, revenue for Asia almost doubled, revenue for the United States increased, however, revenue for Europe declined for the comparable quarters.

Gross Margins. The following table shows our gross margins for our equipment and fab solutions groups:

	Three Months Ended August 31,
	2004	2003

Gross margins
Equipment solutions group	23.6%	21.6%
Fab solutions group	20.8%	19.9%

Equipment solutions group. The group’s gross margin of 23.6% for our first quarter of fiscal 2005 increased 200 basis points from 21.6% when compared to our first quarter of fiscal 2004. Of the improvement in gross margins, approximately 10 and 210 basis points pertained to the sale of products where inventory had been previously written down during our first quarters of fiscal 2005 and 2004, respectively. Margins from the sale of our legacy equipment and spare parts contributed to the increase primarily because of the higher margins on the sales of spare parts from the Eclipse product line acquired during our second quarter of fiscal 2004. However, margins for specialty equipment and spare parts declined due to the mix of low margin sales in our first quarter of fiscal 2005.  Additionally, service margins declined between comparable quarters.  Geographically, margins improved in both the United States and Europe, but declined in Asia.

Fab solutions group.  The gross margin of 20.8% for the fab solutions group increased 90 basis points for our first quarter of fiscal 2005 when compared to the same quarter in fiscal 2004.  Margins for both parts cleaning units and materials components improved.  Geographically, margins improvement in Asia was offset by a decline in both Europe and the United States. Additionally, for our first quarter of fiscal 2005, the overall increase of the group’s margins were offset by higher warehousing costs, and lower material commission revenue.

Selling, general and administrative expenses (SG&A). SG&A expenses for first quarter of fiscal 2005 were $12.1 million, down $0.8 million or 6.0% from the $12.9 million incurred for the same quarter in fiscal 2004. SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Almost 60% of our operating expenses consist of salaries and other employment-related costs.

Restructuring costs. During the first quarter of fiscal 2005, the Company terminated 5 employees as the result of cost cutting initiatives established in fiscal 2004. The equipment solutions group terminated 2 employees, the fab solutions group terminated 2 employees and 1 terminated employee was part of finance and administration. Remaining accrued personnel costs as of August 31, 2005 will be paid during fiscal 2005. The Company incurred approximately $0.2 million of restructuring costs in the equipment solutions segment primarily for personnel terminations.  The fab solutions group incurred approximately $0.2 million of restructuring costs for personnel terminations.

During the first quarter of fiscal 2004, the Company terminated 27 employees as follows: the equipment solutions group terminated 18 employees, the fab solutions group terminated 5 employees and 4 terminated employees were part of finance and administration. The Company incurred approximately $0.9 million of restructuring costs in the equipment solutions segment, of which $0.3 million was for personnel terminations and $0.6 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. Other groups incurred approximately $0.2 million of restructuring costs, which primarily pertained to personnel terminations.

We expect to incur additional restructuring costs for previously terminated personnel during our second quarter of fiscal 2005 amounting to approximately $0.4 million.

Research, development and engineering.  During the fourth quarter of fiscal 2003, we hired engineers and technicians to support our internally-manufactured equipment for both specialty and legend equipment. With the addition of the Eclipse product line during our second quarter of fiscal 2004, additional engineers and technicians were hired to support the manufacturing of the new Eclipse product line. This primarily reflects the increase $0.2 million incurred in our first quarter of fiscal 2005 when compared to the same quarter in 2004.

Other expense, net.  The following table summarizes the components of other income (expense).

	Three Months Ended August 31,
	2004	2003
	(in thousands)

Foreign exchange gain (loss)	$8	$(70)
Interest income	28	7
Interest expense	(831)	(233)
Other income (expense)	117	(62)
Other expense, net	$(678)	$(358)

We engage in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we do not attempt to cover all potential foreign currency exposures. During each of our first quarters for fiscal 2005 and 2004, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchase forward exchange contracts have numerous market makers to provide ample depth and liquidity for our hedging activities. During our first quarter of fiscal 2004, approximately $0.1 million of the foreign exchange loss pertained to the cost of hedging the Israel Shekel, which was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.  We expect hedging costs will be significantly lower for fiscal 2005.

Interest income represents primarily earnings on our available cash balances. The decrease in our interest income for each of the fiscal quarters is a result of lower average cash balances and of lower interest rates.

Interest expense reflects interest on our borrowings as well as the accretion of non-cash interest discount related to our convertible debentures, which resulted from the $3.5 million for the fair value of the warrants, and $3.4 million from the deemed dividend relating to the issuing of our $13.0 million of convertible debentures.  Interest accretion from the non-cash deemed dividend for the beneficial conversion feature and the amortization of the placement agent fees for our first quarter of fiscal 2005 was approximately $0.2 million.

Other income for our first quarters of fiscal 2005 and 2004 consisted of various miscellaneous non-operating income.

Provision for Income Taxes. For our first quarters of fiscal 2005 and 2004, our tax provision represents income tax on taxable income in foreign jurisdictions. We established a valuation allowance for all of our net deferred tax assets during fiscal 2003, due to the uncertainty of our ability to generate sufficient taxable income to realize these net deferred tax assets. This allowance has been maintained due to recurring losses.

Liquidity and Capital Resources

We define liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital is for working capital to finance receivables and inventories. Our principal source of liquidity were positive cash flows from operations, bank borrowings and the private placement of debt. We issued convertible debentures in August 2003 and June 2004, and obtained a total of $12.3 million of proceeds, net of the aggregate $0.7 million of cash issuance costs for both issues.  Our working capital, current assets less current liabilities, at August 31, 2004 was $42.2 million, compared to $36.1 million at May 31, 2004.  Our current ratio, current assets divided by current liabilities, was 1.6 and 1.4 at August 31, 2004 and May 31, 2004, respectively.

Operating Activities.

During our first quarter for fiscal 2005, we used cash totaling $5.4 million in our operating activities. Our net loss adjusted for non-cash operating expenses contributed operating cash flow of $1.3 million, while reduction in assets contributed operating cash flows of $6.6 million, which was offset by the usage of operating cash flow of $13.3 million from net decreases in liabilities, and other non-current assets and liabilities.  The cash usage primarily pertained to accounts payable and amounts due to affiliates. In the quarter ended August 31, 2003, we used cash totaling $1.2 million in our operating activities. Our net loss plus non-cash income statement items totaled $(3.3) million, which was partially offset by the positive cash flow of $2.1 million from changes in assets and liabilities, primarily from a reduction of accounts receivable and prepaid expenses and other current assets.

Investing Activities.

Our capital expenditures for property, plant and equipment for the first quarters of fiscal 2005 and 2004 totaled $0.6 million and $0.5 million, respectively.  In each our first fiscal quarters of 2005 and 2004, we invested $0.1 million, respectively, in our management information system. To date, we have invested $8.9 million in the new system, and we estimate the total cost will be $12.0 to $15.0 million over the next 15 to 18 months. We expect that our capital expenditures in fiscal 2005 will total approximately $2.0 million.

Financing Activities.

Debt. In June 2004, the Company issued convertible debentures and warrants due in June 2008 in the principal amount of $6.0 million with an annual interest rate of 6.5%, payable quarterly beginning September 2004. In August 2003, the Company issued convertible debentures and warrants due in February 2007 in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.  The total reduction of short-term borrowings was $4.2 million for the first quarter of fiscal 2004.

Equity.  During our first quarter of fiscal 2005, we received $0.1 million from our employees for the exercise of 13,000 common shares from stock option plans, and the purchase of 45,000 common shares through our employee stock purchase plan.

Current and future liquidity position.  As of August 31, 2004, the Company had $12.2 million of cash and cash equivalents and $14.4 million of short-term borrowings and current portion of long-term debt, of which $12.5 million was outstanding under its various borrowing facilities and $1.1 million was due to TEL.  Borrowing facilities other than the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review by the lenders.

The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from the Company’s June 2004 issuance of $6.0 million of convertible debentures – See Note 4), amounts available under the Company’s credit facilities and anticipated positive cash flows from operations will be sufficient to meet the Company’s anticipated cash requirements through the next 12 months.  However, if the proposed transaction with Applied is not consummated, or is not consummated within the anticipated timeframe, and our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and the $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to the license arrangement with TEL. Further, if the proposed transaction is not consummated, or is not consummated within the anticipated timeframe, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if the proposed transaction is not consummated, or is not consummated within the anticipated timeframe, and our revenues increase materially, we may need additional cash resources to permit us to conduct our operations in the ordinary course of business through fiscal 2005. During fiscal 2005, we will continue to evaluate whether we should seek additional financing to meet our anticipated cash requirements.

Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial conditions.  As of August 31, 2004, we were in compliance with all of our covenants in our credit facilities.  In the event we do not complete the proposed transaction with Applied, we intend to pursue discussions with our lenders to further increase availability under our borrowing facilities and to waive, modify or, possibly, eliminate certain financial covenants in our credit facilities and to pursue discussions with additional lenders that may not require such financial covenants. However, we cannot give any assurance that the lenders will agree to increase our availability or modify or eliminate such covenants or that we will be able to enter into arrangements with additional or alternative lenders that do not require such covenants. While we anticipate that we will be able to comply with covenants in our credit facilities, regardless of the completion of the proposed transaction, we cannot give any assurance that we can comply with the covenants of our existing credit facilities. A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

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

In the event that we do not complete the proporsed transaction with Applied, any failure to retain our existing borrowing facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant borrowing facility lenders demand repayment of all or a significant portion of our indebtedness in such event, we may not have the cash resources necessary to repay such indebtedness when due.

If the proposed transaction with Applied is not consummated, we cannot give any assurance that financing will be available when needed on terms acceptable to the Company, or at all. If we determine that we need to issue additional equity securities or debt securities convertible into equity to address our need for cash resources in such an event, the issuance of additional equity securities or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities or debt securities may have rights, preferences and privileges that are senior to those of our existing common shares. If the proposed transaction is not consummated, it may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Such strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

In the event that we do not complete the proposed transaction with Applied, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

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

Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed under Risk Factors—Risks Related to Metron and elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our contractual cash obligations as of August 31, 2004.

Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
(Dollars in thousands)

Long-term debt payable to TEL including current portion	$7,677	$1,044	$3,033	$3,600	$—
Other long-term debt including current portion	1,750	862	844	44	—
Convertible debentures	13,000	—	—	13,000	—
Short-term borrowing obligations	12,528	12,528	—	—	—
Operating lease obligations	14,403	4,820	4,435	2,526	2,621
Purchase commitments	25,149	25,149	—	—	—
License arrangement with TEL	6,000	1,200	2,400	2,400	—
Other long-term liabilities	2,370	100	578	—	1,692
Total contractual obligations and commercial commitments for cash	$82,877	$45,703	$11,290	$21,570	$4,313

Transactions with related parties:

FSI, an affiliate, owned approximately 11.7% of the outstanding shares of the Company as of August 31, 2004. The Company purchases goods from FSI for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. For the fiscal quarters ended August 31, 2004 and 2003, such purchases totaled approximately $0.04 million and $0.4 million, respectively. Sales to FSI for the same quarters were $0.8 million and less than $0.1 million, respectively. At August 31, 2004 and May 31, 2004, amounts receivable from FSI were $0.8 million and $2.1 million, respectively while payables FSI were $0.4 million and $3.0 million, respectively.

On August 16, 2004, the Company entered into a Stock and Asset Purchase Agreement with Applied Materials, Inc. (“Applied”).  As of August 31, 2004, the Company had accounts receivable from Applied for $0.1 million and sold $1.1 million of products to Applied during our first fiscal quarter of 2005.

In July 1995, an officer/Managing Director of Metron entered into a Tax Indemnification Agreement (“TIA”) with the Company as part of its acquisition of Transpacific Technology Corporation.  At the time of the acquisition and until it completed its initial public offering in November 1999, Metron was a “controlled foreign corporation” under Subpart F of the US Internal Revenue Code (“Subpart F”), and as a “US person” the officer/director was liable for personal income tax on income imputed to him under Subpart F.  Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of August 31, 2004. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of Metron stock. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances.  Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director.

Bank Borrowing Facilities

The following table summarizes our material borrowing facilities and most recent interest rates as of August 31, 2004:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Maximum Amount Available (1)	Recent Interest Rate
	(Dollars in thousands)
CIT	$10,000	$5,995	$4,005	5.5%
HSBC	3,500	—	3,302	4.3%
Deutsche Bank	482	259	—	8.5%
Royal Bank of Scotland	5,927	2,656	3,104	5.9%
Bank Leumi	1,999	1,432	220	5.5%
All Others	3,342	2,186	1,120	3.3% to 9.8%
Total	$25,250	$12,528	$11,751

(1)          Amounts available are subject to respective borrowing base formula.

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

Market Risk

At August 31, 2004, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought US $000	Amount Sold US $000	Weighted Average Contract Rate	Fair Value US $000	Expiration Date

Euro	277	—	1.21	$(1)	September 2004
Israeli Shekel	—	2,656	4.55	2	October 2004
Singapore Dollar	121	—	1.70	—	September 2004
				$1

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

Changes in Internal Controls

As previsouly disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on August 12, 2004, our independent registered public accountants, in connection with the completion of their audit of, and the issuance of their report on the Company’s consolidated financial statements for the year ended May 31, 2004, our independent registered public accountants identified deficiencies that existed in the design or operation of the Company’s internal controls that they considered to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board (United States). A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our independent registered public accountants advised the Audit Committee of the Company’s Supervisory Board of the following matter, in July 2004, which they considered to be a material weakness: the Company’s internal controls over revenue recognition were not sufficient to ensure transactions were properly recorded in accordance with management’s criteria and generally accepted accounting principles.

Our independent registered public accountants discussed the areas of weakness described above with the Audit Committee. The Audit Committee took an active role in responding to the deficiencies identified by our independent registered public accountants, including overseeing management’s implementation of the remedial measures described below. To this end, management of the Company worked with the Audit Committee to identify and implement any and all corrective actions that were required to improve the effectiveness of the Company’s internal controls, including the enhancement of the Company’s systems and procedures. The Company implemented the following measures:

•                            reviewed financial controls and procedures for revenue recognition;

•                            assigned an individual in the Company’s equipment solutions group to be the revenue recognition manager;

•                            conducted revenue recognition training of personnel responsible for authorizing and recording revenue transactions throughout the Company;

•                            required the review and approval by certain officers of the Company for revenue transactions above a specified level;

•                            engaged an independent internal controls consultant who assisted the Company in documenting and developing current and expanded internal controls and procedures; and

•                            assigned Company employees to directly assist the independent internal controls consultant.

Management believes the above measures have addressed the matter identified by our independent registered public accountants as a material weakness. The Audit Committee and management will continue to monitor the effectiveness of the Company’s internal controls and procedures including those pertaining to revenue recognition on an ongoing basis and will take further action, as appropriate.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  On June 16, 2004, the Company completed the sale of $6,000,000 aggregate principal amount of 6.5% convertible debentures (the “Debentures”) and warrants to purchase up to 766,768 of the Company’s common shares (the “Warrants”) to certain investors pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $6,000,000 from the sale of the Debentures, which was to be used for working capital. The following investors purchased the Debentures and the Warrants: Midsummer Investment, Ltd., Omicron Master Trust, Islandia, L.P. and Enable Growth Partners, L.P.

The Debentures mature on June 16, 2008, bear interest at the rate of 6.5% per annum and are convertible into 1,666,665 of the Company’s common shares at a per share conversion price of $3.60. The conversion price of the Debentures is subject to limited anti-dilution adjustments under certain circumstances.  The Company is entitled to issue common shares in lieu of the cash payment of interest on the Debentures, subject to certain limitations.  The Company also is entitled to force conversion of the Debentures into common shares in the event that the price of the Company’s common shares exceeds $11.00 per share for 20 consecutive trading days, provided certain conditions are met.

Each of the Warrants is immediately exercisable and is exercisable on or prior to the earlier of (i) the close of business on June 16, 2008 or (ii) 30 days after the Company gives notice of mandatory termination, but not thereafter. The Company may give notice of mandatory termination of a Warrant provided that (i) the common shares issuable upon conversion of the Warrant are registered for resale pursuant to the Securities Act of 1933 or are freely tradable without restriction or legend and have been continuously for at least the 20-trading day period immediately preceding the date of the notice of termination, (ii) the common shares are listed or quoted for trading on the Nasdaq National Market continuously during the 20-trading day period immediately preceding the date of the notice of mandatory termination and (iii) the price of the Company’s common shares is equal to or greater than $11.00 for each of the 20 trading days immediately preceding the date of notice of termination (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions). Warrants to purchase up to 383,384 common shares are exercisable at a price per share of $3.60, subject to adjustment, and Warrants to purchase up to 383,384 common shares are exercisable at a price per share of $3.92, subject to adjustment.

The issuance of the Debentures required certain anti-dilution adjustments for both the conversion price per share of the Company’s outstanding 8% convertible debentures and the exercise price per share of the warrants issued in connection with the 8% convertible debentures.  As a result of the issuance of the Debentures, the 8% convertible debentures are convertible into approximately 1,847,000 common shares of the Company based on a per share price equal to $3.60 (previously $3.79) and on-half of the warrants issued in connection with the 8% convertible debentures are exerciseable at $3.79 per share (previously $3.97 per share), with the remaining warrants being exercisable at $4.09 per share (previously $4.31 per share).

All of the purchasers of the Debentures and the Warrants represented that each investor was an accredited investor as that term is defined in Rule 501 of Regulation D of the Securities Act, as amended.  In addition, the requirements in Rule 502 of Regulation D were met.

The Company entered into a registration rights agreement, dated as of June 16, 2004 (the “Rights Agreement”), with the purchasers of the Debentures and the Warrants.  Pursuant to the Rights Agreement, the Company agreed to file with the SEC within 30 days of issuance of the Debentures a registration statement covering the resale of 150% of the common shares issuable upon conversion of the Debentures (including common shares payable as interest on the Debentures) and upon exercise of the Warrants.  The Company received a waiver to defer the filing of the registration statement until August 13, 2004 from each of the holders of the Debentures and the Warrants.On August 12, 2004, we filed a registration statement on Form S-3 (No. 333-118182) with the SEC relating to the resale of the common shares issuable upon conversion of the Debentures (including common shares payable as interest on the Debentures) and upon exercise of the Warrants.

(b)                                 Not applicable.

(c)                                  Not applicible.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                                                     OTHER INFORMATION

RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe are immaterial. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q.

Risks related to the proposed transaction with Applied.

Applied’s obligation to complete the proposed transaction is subject to a number of conditions, including our meeting certain cash, debt and working capital targets.

On August 16, 2004, we entered into the Purchase Agreement with Applied, whereby we would sell to Applied the outstanding shares of our worldwide operating subsidiaries and substantially all of the other assets held at the Metron Technology N.V. level. The proposed transaction, which is subject to foreign regulatory the Company’s shareholder approval and other closing conditions, is currently expected to close prior to December 31, 2004.

Applied’s obligation to complete the proposed transaction is subject to numerous conditions that must be satisfied or waived as of the completion of the proposed transaction, including foreign regulatory approval and obtaining the necessary approval by the Company’s shareholders. In particular, we are obligated to meet certain cash, debt and working capital targets. If we are not able to meet these targets and if Applied does not waive these conditions, the proposed transaction may not be completed. We cannot assure you that we will meet any of the closing conditions or the proposed transaction, including the cash, debt and working capital targets, or that Applied will waive any of the closing conditions.

If the proposed transaction with Applied is not completed, our business and stock price may be adversely affected.

If the proposed transaction with Applied is not completed, our share price may decline due to any or all of the following potential consequences:

•                  the current market price of our common shares may reflect a market assumption that the proposed transaction will be completed;

•                  Our costs related to the proposed transaction, such as legal, accounting and certain financial advisor fees, must be paid even if the proposed transaction are not completed;

•                  We may have difficulty retaining key personnel; and

•                  Our customers may cancel orders and we may experience changes in its relationships with suppliers during the pendency of the proposed transaction that could impact our business going forward.

Even if the proposed transaction is completed, the timing and amounts of distributions to shareholders cannot be assured.

Even if the proposed transaction is completed, we cannot guarantee the amount or timing of any distributions to our shareholders because those determinations depend on a variety of factors, including, but not limited to, the possibility that the costs, expenses and time involved in satisfying our liabilities and obligations and incurred following the closing of the proposed transaction, including costs and expenses of winding up our business and dissolving, may exceed current expectations.  For the foregoing reasons, there can be no assurance as to the amount of any distributions to our shareholders, even if the proposed transaction is completed.

Risks related to our internal controls.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

In response to a letter the Audit Committee of our Supervisory Board received from our independent registered public accountants regarding a material weakness in the effectiveness of our internal controls, we believe we took the necessary measures to correct the deficiencies in our internal controls and procedures for financial reporting. The deficiency identified related to insufficient internal controls over revenue recognition to ensure transactions were properly recorded in accordance with management’s criteria and generally accepted accounted principles.

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

Even after corrective actions had been implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

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

Risks related to our liquidity.

In the event the proposed transaction with Applied is not completed or is not completed within the anticipated timeframe, we may need to raise additional capital, and any inability to raise required funds could harm our business.

As of August 31, 2004, the Company had $12.2 million of cash and cash equivalents and $14.4 million of short-term borrowings and current portion of long-term debt, of which $12.5 million was outstanding under its various borrowing facilities and $1.1 million was due to TEL.  Borrowing facilities other than the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review.

The Company currently anticipates that its available cash resources, which are comprised of cash and cash equivalents (including the net proceeds from the Company’s June 2004 issuance of $6.0 million of convertible debentures – See Note 4), amounts available under the Company’s credit facilities, and anticipated cash flows from operations will be sufficient to meet the Company’s anticipated cash requirements through the next 12 months.  However, if the proposed transaction with Applied is not consummated, or is not consummated within the anticipated timeframe, and our revenues are lower than expected or our expenses are higher than anticipated, or if inventory, accounts receivable or other assets require a greater use of cash than anticipated, our available cash resources including amounts available under our credit facilities, may not be sufficient for our cash requirements to meet all of our obligations including current payments of $1.1 million and $1.2 million, respectively, to TEL under the $7.7 million promissory note and the $6.0 million obligation for the license agreement in connection with the purchase of certain assets from TEL. Failure to meet these obligations could impact our revenues if we are unable to sell Eclipse products pursuant to the license arrangement with TEL. Further, if the proposed transaction is not consummated, or is not consummated within the anticipated timeframe, existing and potential customers and vendors may take actions that could harm our liquidity position if they believe that our cash balances are not adequate. Depending on market conditions, any additional financing the Company may need may not be available on terms acceptable to the Company, or at all. In addition, if the proposed transaction is not consummated, or is not consummated within the anticipated timeframe, and our revenues increase materially, we may need additional cash resources to permit us to conduct our operations in the ordinary course of business through fiscal 2005. During fiscal 2005, we will continue to evaluate whether we should seek additional financing to meet our anticipated cash requirements.

If the proposed transaction is not consummated, we cannot give any assurance that financing will be available when needed on terms acceptable to us, or at all. If we determine that we need to issue additional equity securities or debt securities convertible into equity to address our need for cash resources in such an event, the issuance of additional equity securities or debt securities convertible into equity is likely to result in significant dilution to our existing shareholders, and the new equity securities or debt securities may have rights, preferences and privileges that are senior to those of our existing common shares. If the proposed transaction is not consummated, it may be necessary to raise additional funds through strategic transactions, in which event we may cease conducting or relinquish rights to a portion of our current business. Such strategic transactions may not be available on terms that are favorable to us from a longer-term perspective.

In the event that we do not complete the proposed transaction with Applied, we may need to raise additional capital through public or private sales of equity and/or additional borrowings for significant acquisitions, significant capital expenditures or other extraordinary transactions. If we cannot raise additional funds, if needed, on acceptable terms, we may not be able to develop our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could seriously harm our business and results of operations.

Our forecast of the period of time through which our financial resources are expected to be adequate to support our operations is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed in these “Risks Factors” and elsewhere in this Annual Report on Form 10-Q.

We may not be able to meet certain covenants in or renew certain credit facilities if the proposed transaction with Applied is not completed or is not completed within the anticipated timeframe.

As of August 31, 2004, the Company had $12.2 million of cash and cash equivalents and $14.4 million of short-term borrowings and current portion of long-term debt, of which $12.5 million was outstanding under its various borrowing facilities and $1.1 million was due to TEL.  Certain of our credit facilities contain financial covenants that require us to meet and maintain certain financial tests. As of August 31, 2004, we were in compliance with all covenants in our credit facilities.

A breach of a covenant in a credit facility could result in the lender demanding repayment of all or part of our indebtedness, could impair our ability to obtain additional access to our current or alternate credit facilities and could result in a cross-default under our convertible debentures.

All of our borrowing facilities, other than the CIT facility, which is renewable in November 2005, are payable on demand or subject to periodic review. Given recent developments in our business and industry, we cannot give any assurance that our lenders will agree to continue to make our credit facilities available to us, or that new lenders will agree to make credit facilities available to us, on terms or in amounts acceptable to us, or at all. In the event that we do not complete the proposed transaction with Applied, any failure to retain our existing credit facilities or enter into replacement facilities may impair our ability to fund our current operations and achieve our longer-term business objectives. If our significant credit facility lenders demand repayment of all or a significant portion of our indebtedness during fiscal 2005, may not have the cash resources necessary to repay such indebtedness when due.

Risks related to our business.

The risks factors set forth below describe risks and uncertainties that will affect the business, operations and obligations of the Company in the event that the proposed transaction is not completed or is not consummated within the anticipated timeframe and the Company continues to conduct its business and operations during that period as a separate enterprise.

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

•                                          certain change of control transactions involving the Company or certain redemption’s or repurchases by the Company of more than 100,000 of the Company’s outstanding common shares; and

•                                          certain other events described in the convertible debentures.

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

•                                          a supplier’s dissatisfaction with our level or quality of service; and

•                                          the failure of a supplier’s business.

We have lost suppliers in the past. For example, in March 1999, A.G. Associates was acquired by Steag. As a result of this acquisition, we ceased marketing and selling A.G. Associates’ products in September 1999. In July 1999, FSI sold its chemical management division to BOC Edwards. As a result of this divestiture, we no longer market and sell these products. In October 1999, Applied Materials acquired Obsidian. As a result of the acquisition, Obsidian terminated its agreement with us. In May 2002, by mutual agreement, we terminated our distributor agreement with August Technology, except in Korea. In August 2002, Cabot Microelectronics advised us of its decision to assume the direct distribution of its products in Europe and Singapore; the effective date of the transition was June 1, 2003. Revenue from the sale of products manufactured by Cabot Microelectronics excluding Israel was approximately $1.3 million, 32.9 million and 31.8 million, which represented 0.6%, 14.0% and 13.7% of our total revenue for fiscal years 2004, 2003 and 2002, respectively. In October 2002, FSI advised us of its decision to assume the direct distribution of its products in Europe (except Israel) and Asia; the effective date of the transition was March 1, 2003. The Company’s revenues for FSI products and services in Europe and Asia were approximately $1.8 million, $26.9 million and 29.0 million, which represented 0.9%, 11.4% and 12.5% of our total revenue for fiscal years 2004, 2003 and 2002, respectively. During May 2004, we modified our distributor agreement with Zeiss to exclude the distribution of their AIMS product line.  In June 2004, Pall Corporation delivered written notice to us that it intends to terminate all agreements between Pall and us, including two exclusive distribution agreements and a license agreement.  The effective date of termination was August 31, 2004 for the microelectronics, biopharmaceutical and food and beverage markets and July 31, 2004 for the fuels and chemicals markets. Revenue from the sale of products manufactured by Pall Corporation for our first quarters of fiscal 2005 and 2004 was approximately $3.4 million and $3.5 million, respectively.

In addition, in January 2001, we entered into an agreement with Entegris to modify our existing distribution relationship, whereby Entegris assumed direct sales responsibility for products from its Microelectronics Group in Europe beginning April 1, 2001, and in Asia beginning May 1, 2001.  We are currently engaged in discussions with Entegris regarding a potential new agreement, which could replace or supercede the existing distribution agreement. In August 2004, we received a letter from Entegris notifying us of Entegris’ intent to terminate our distribution agreement at the end of the current term of the distribution agreement, which term ends on August 31, 2005.  We are currently engaged in discussions with Entegris regarding a potential new agreement, which could replace or supercede the existing distribution agreement. We cannot give any assurance that we will enter into a new agreement with Entegris or that our existing agreement with Entegris will continue for any specified period of time. Revenue from the sale of products manufactured by Entegris for our first quarters of fiscal 2005 and 2004 was approximately $14.4 million and $7.2 million, respectively. If we are not able to reach a new agreement with Entegris or our existing distribution agreement with Entegris is terminated, it could seriously harm our business.

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

In October 2002, we announced that we would be reducing our workforce by approximately 125 employees worldwide.  The total number of employees terminated as of May 31, 2003 was 125 people. On March 1, 2003, we transferred 93 employees to FSI.  During fiscal 2004, we terminated an additional 84 employees, and we abandoned unutilized leased facilities as part of our restructuring.  During the first quarter of fiscal 2005 we terminated an additional 5 employees.  Workforce reductions could result in a temporary lack of focus and reduced productivity by our remaining employees, which in turn may affect our revenues in the current or a future quarter. In addition, prospects and current customers may decide to delay or not purchase our products due to the perceived uncertainty caused by our reduction in force. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly-skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

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

While our financial reporting management information system is integrated and operational, the current management information systems that we use to control our day-to-day operations are not integrated across the globe. To accommodate growth in the past, we have had to hire additional people to compensate for the lack of a fully-functional, integrated operations management information system. We are currently investing in a new operations management information system in order to maintain our current level of business and accommodate any future growth. We commenced implementation of the new system in Europe in 2001 and 2002. We implemented the financial management reporting system to support the centralization of our European operations into one of our subsidiaries, Metron Europa, during our second quarter of fiscal 2004, and we commenced the roll-out in Asia with the successful implementation in Singapore in May 2004.  We anticipate our next installation for Taiwan and China will be completed by the end of October 2004.  We currently anticipate that the total costs associated with the implementation of the new system will be approximately $12.0 to $15.0 million and that the system will be fully implemented over the next 15 to 18 months. Any failure to successfully implement our new operations management information system may result in delayed growth, increased inefficiency due to a lack of centralized data, higher inventories, increased expenses associated with employing additional employees, a loss of our investment in the new operations management information system and may have additional material adverse effects on our business.

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

On April 8, 2003, we announced the opening of Metron Technology (Japan) K.K. (“Metron Japan”) in Yokohama, Japan. Approximately 23% of the world’s production of semiconductors in 2003 took place in Japan. Accordingly, to reach all of the world’s major semiconductor markets, we will need to be successful in our efforts to establish or acquire sales, marketing and/or service capabilities in Japan. Historically, it has been difficult for non-Japanese companies to succeed in establishing themselves in Japan. We intend Metron Japan to serve as our headquarters for building partnerships with OEMs in Japan and to provide service and outsource solutions in the local market.   We cannot predict whether our efforts to penetrate the Japanese market will be successful. If we are not successful in our efforts to penetrate the Japanese market, our future growth may be limited.

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

A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenue. We depend on a small number of customers for a substantial portion of our revenue. In our first quarter of fiscal 2005, our top ten customers accounted for an aggregate of 30% of our sales. Although a ranking by revenue of our largest customers will vary from period to period, we expect that revenue from a relatively small number of customers will account for a substantial portion of our revenue in any accounting period for the foreseeable future. Consolidation in the semiconductor industry may result in increased customer concentration and the potential loss of customers as a result of acquisitions. Unless we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

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

While most of our international sales are denominated in United States dollars, some are denominated in various foreign currencies. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely affected by changes in exchange rates. In fiscal 2004 and 2003, approximately $0.6 million and $0.4 million, respectively, of the foreign exchange loss pertained to the cost of hedging the Israel Shekel, primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.  Given the number of currencies involved, the substantial volatility of currency exchange rates and our constantly changing currency exposures, we cannot predict the effect of exchange rate fluctuations on our future operating results. Although we engage in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and, therefore, we do not attempt to cover all potential foreign currency exposures. These hedging techniques do not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Risks related to investing in our common shares.

Our share price is volatile.

The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

•                                          developments related to the proposed transaction and our anticipated subsequent distributions to our shareholders, and the dissolution and liquidation of our business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998

2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited

2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998

2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998

2.5(v)	Stock and Asset Purchase Agreement by and between Applied Materials, Inc. and Metron Technology N.V., dated August 16, 2004.

3.1(i)	Articles of Association of the Registrant and translation thereof

4.1(i)	Specimen Common Share Certificate

4.2(iii)	Form of 8% Convertible Debenture

4.3(iii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers

4.4(iii)	Form of Common Share Warrant issued to the Purchasers

4.5(iv)	Form of 6.5% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

4.6(iv)	Registration Rights Agreement, dated June 16, 2004, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated May 26, 2004.

10.55(iv)	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(i)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

(iv)	Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 11, 2004, and incorporated herein by reference.

(v)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 17, 2004, and incorporated herein by reference.

•                            This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Metron Technology N.V. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.”

(b) Reports on Form 8-K

The Company’s current report on Form 8-K filed with the SEC on June 16, 2004, discussing that Pall Corporation  had delivered written notice to the Company that Pall intended to terminate all agreements between Pall and the Company, including two exclusive distribution agreements and a license agreement.

The Company’s current report on Form 8-K filed with the SEC on June 23, 2004, describing and furnishing the press release announcing the closing of a private placement of $6.0 million aggregate principal amount of its 6.5% convertible debentures due 2008, pursuant to the subscription agreement previously announced on May 26, 2004.

The Company’s current report on Form 8-K filed with the SEC on July 8, 2004, describing and furnishing the press release announcing the Company’s earnings for the fiscal fourth quarter and year ended May 31, 2004, which press release included the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for the periods.

The Company’s current report on Form 8-K filed with the SEC on August 17, 2004, describing and furnishing the press release announcing the Stock and Asset Purchase Agreement (“Purchase Agreement”) with Applied Materials, Inc. (“Applied”), a Delaware corporation, pursuant to which Applied would acquire the worldwide operating subsidiaries and business of Metron.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRON TECHNOLOGY N.V.

Date: October 14, 2004	/s/ DOUGLAS J. McCUTCHEON
Douglas J. McCutcheon
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant
and as principal accounting officer