Form 10-Q
period 2004-11-30
NORTEM, N.V.
filed 2005-01-14
CIK 1095099

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-27863

NORTEM N.V. (formerly Metron Technology N.V.)
(Exact name of registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0180010 (I.R.S. Employer Identification Number)

Ind. Terrein Bijsterhuizen (Noord) 21-01
POB 250
NL-6600 AG Wijchen
The Netherlands
(Address of principal executive offices)

Registrant's telephone number, including area code: +31 (0)6 2742 0248

Metron Technology N.V., 4425 Fortran Drive, San Jose, California 95134-2300
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2004
Common shares, par value EURO 0.44 per share	12,883,979

NORTEM N.V. (formerly Metron Technology N.V.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEM N.V. (formerly Metron Technology N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands except per share data)

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net revenue	$51,068	$44,022	$113,794	$90,960
Cost of revenue	39,806	34,900	88,878	72,256

Gross profit	11,262	9,122	24,916	18,704
Selling, general and administrative expenses	12,966	13,221	25,078	26,105
Research, development and engineering expenses	543	796	1,075	1,103
Closing costs for sale of subsidiaries and substantially all assets to Applied Materials, Inc.	2,414	—	2,414	—
Restructuring costs	860	1,410	1,303	2,532

Operating loss	(5,521)	(6,305)	(4,954)	(11,036)
Other expense, net	(475)	(785)	(1,153)	(1,143)

Loss before income taxes	(5,996)	(7,090)	(6,107)	(12,179)
Income tax provision	155	378	619	471

Net loss	$(6,151)	$(7,468)	$(6,726)	$(12,650)

Basic and diluted loss per common share	$(0.48)	$(0.59)	$(0.52)	$(1.00)
Weighted average number of shares for basic and diluted	12,843	12,645	12,838	12,627

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. (formerly Metron Technology N.V.)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands except share and per share data)

	November 30, 2004	May 31, 2004
ASSETS
Cash and cash equivalents	$11,487	$12,107
Accounts receivable, net of allowances for doubtful accounts of $1,173 and $1,251, respectively	36,554	43,937
Amounts due from affiliates	238	2,050
Loan to officer/shareholder	110	110
Inventories	39,414	46,719
Prepaid expenses and other current assets	9,914	12,384

Total current assets	97,717	117,307
Property, plant and equipment, net	18,889	20,035
Intangibles and other assets, net	7,657	8,171

Total assets	$124,263	$145,513

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$21,453	$34,847
Amounts due to affiliates	599	3,044
Accrued wages and employee-related expenses	5,120	4,716
Deferred revenue	5,484	11,187
Short term borrowings and current portion of long-term debt	16,069	13,882
Accrued closing costs for sale of assets to Applied Materials, Inc.	2,414	—
Amounts payable to shareholders	54	149
Other current liabilities	10,452	13,423

Total current liabilities	61,645	81,248
Long-term debt, excluding current portion	6,125	7,745
Convertible debentures	6,787	1,531
Other long-term liabilities	6,173	7,321

Total liabilities	80,730	97,845

Commitments	—	—
Shareholders' equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,238,642 and 14,179,036 shares, respectively Outstanding: 12,843,741 and 12,784,135 shares, respectively	48,564	47,459
Retained earnings (accumulated deficit)	(6,027)	699
Cumulative other comprehensive income	1,609	123
Treasury shares: 1,394,901 shares	(613)	(613)

Total shareholders' equity	43,533	47,668

Total liabilities and shareholders' equity	$124,263	$145,513

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. (formerly Metron Technology N.V.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended November 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,726)	$(12,650)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,282	2,842
Non-cash interest for accretion of convertible debenture discount and amortization of debt issuance costs	504	—
Restructuring costs, non-cash portion	24	469
Other	37	56
Changes in assets and liabilities:
Accounts receivable	7,421	1,829
Amounts due from affiliates	1,812	(259)
Inventories	7,402	3,035
Prepaid expenses and other current assets	2,468	604
Accounts payable	(13,394)	1,527
Amounts due to affiliates	(2,445)	(374)
Accrued wages and employee-related expenses	404	303
Deferred revenue	(5,703)	1,628
Accrued closing costs for sale of assets to Applied Materials, Inc.	2,414	—
Other current liabilities	(2,970)	(487)
Other non-current assets and liabilities	14	(587)

Net cash flows used in operating activities	(5,456)	(2,064)

Cash flows from investing activities:
Additions to property, plant and equipment	(963)	(1,200)
Proceeds from the sale of property, plant and equipment	129	—

Net cash flows used in investing activities	(834)	(1,200)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	1,984	(4,299)
Proceeds from issuance of long-term debt	—	103
Proceeds from issuance of convertible debentures	6,000	7,000
Issuance costs of convertible debentures	(364)	(287)
Principal payments on long-term debt	(2,682)	(491)
Principal payments on indebtedness to officer and shareholder	(95)	(85)
Proceeds from issuance of common shares	150	106

Net cash flows provided by financing activities	4,993	2,047

Effect of exchange rate changes on cash and cash equivalents	677	(158)

Net change in cash and cash equivalents	(620)	(1,375)
Beginning cash and cash equivalents	12,107	12,179

Ending cash and cash equivalents	$11,487	$10,804

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. (formerly Metron Technology N.V.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION AND ACQUISITION OF CERTAIN ASSETS OF NORTEM N.V. (FORMERLY METRON TECHNOLOGY N.V.) BY APPLIED MATERIALS, INC.

Unaudited Interim Financial Information

        The financial statements in this Form 10-Q are presented on a going concern basis since the required shareholder approval of the sale of the Company's subsidiaries and substantially all of its assets to Applied Materials, Inc ("Applied"—See below) occurred on December 10, 2004, which was subsequent to the date of these financial statements. The condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Nortem N.V. ("Nortem" or the "Company," formerly Metron Technology, N.V.) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company's Annual Report on Form 10-K, as amended, as filed with the SEC.

Acquisition of Nortem N.V. (Formerly Metron Technology N.V.) by Applied

        On December 10, 2004, the shareholders of the Company approved the Stock and Asset Purchase Agreement ("Purchase Agreement"), dated August 16, 2004, with Applied. Concurrently with the close of the transaction on December 14, 2004, the Company changed its name to Nortem N.V., filed for liquidation in the Netherlands, the Managing Board of Directors resigned, and the liquidators approved by the Company's shareholders, assumed the management responsibilities of the Company.

        Under the Purchase Agreement, the Company sold to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets of the Company, including, but not limited to, the Company's intellectual property and technology and all cash and cash equivalents other than an amount equal to $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied (a) paid the Company the sum of $84.6 million; (b) assumed certain of the Company's liabilities; (c) will pay the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) will reimburse the Company for up to $2.75 million of certain costs after the close of the transaction. The Company's shareholders will not receive any payments directly from Applied. The Company expects to record a gain of approximately $20 million to $25 million from the sale of the subsidiaries and substantially all of its assets to Applied.

        Following the closing of the transaction and the satisfaction of the Company's liabilities, the Company will distribute cash in two or more distributions to its shareholders. The Company expects to make an initial liquidating distribution by the end of February 2005. At the conclusion of the liquidation process, which the Company expects will be completed approximately six months following the closing of the transaction with Applied, any cash of the Company remaining after the satisfaction of its liabilities will be distributed to its shareholders. The Company estimates that the total amount of distributions to shareholders in connection with the transaction with Applied and the subsequent liquidation and dissolution of the Company will be in the range of approximately $4.70 to approximately $4.79 per share, excluding the effect of tax withholding requirements that apply differently to each shareholder. This range considers both settlement options for the convertible debenture (either cash payment or the conversion to shares) as described in Note 4, and also assumes the exercise of the warrants.

        The Company's Supervisory Board and liquidators have not established a timetable for any distributions to its shareholders. The Company is unable at this time to predict the precise amount or timing of any distributions. The amount and timing of the above-described distributions are dependent upon a variety of factors, including the timing and costs of winding up the Company's business and dissolving, the ultimate method under which the convertible debentures are settled and other factors. In the event that the Company's liabilities exceed current estimates or unanticipated issues arise in connection with the satisfaction of the Company's liabilities, the liquidating distribution to the Company's shareholders will be less than currently estimated and may be made later than currently anticipated.

        Pro forma net assets of the Company after the closing of the transaction with Applied consisted of the following estimates:

December 14, 2004 Pro Forma
(Dollars in millions)
Assets
Cash and cash equivalents	$86.6
Loan to shareholder	0.1
Prepaid expenses and other current assets	2.1

Total assets	88.8

Liabilities
Current liabilities	2.5
Convertible debentures principal (See Note 4)	13.0
Deferred tax liability	0.4

Total liabilities	15.9

Net assets	$72.9

        As of November 30, 2004, the Company had accounts receivable from Applied of approximately $0.3 million. The Company sold approximately $0.8 million and $1.9 million, respectively, of products to Applied for the three and six-month periods ended November 30, 2004.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The Company buys equipment made by original equipment manufacturers ("OEMs") for resale where it acts as principal, including taking title to the equipment and assuming all responsibility for installation and warranty. These equipment sales are recorded as "multiple element" transactions in which the portion of the sale represented by future installation is deferred, and only the residual amount of the sale representing the equipment itself is recognized upon shipment to the customer. In certain circumstances, depending on the specific terms of the transaction, such as when the customer's retainage exceeds the amount of deferred installation revenue, all or a portion of the residual equipment revenue is deferred. Installation revenue and deferred equipment revenue, if any, are recognized upon completion of the installation and the customer's acknowledgement that the equipment is available for production use. Occasionally, the Company sells equipment as agent for OEMs and recognizes commission income, rather than revenue from an equipment sale, upon shipment. The Company continues to expand its capability to manufacture and rebuild certain legacy equipment ("Legends Product Line") as it acquires rights to do so from OEMs. Revenues from the sale of legacy equipment where the Company does not have a manufacturing history are recognized upon customer acceptance.

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

Loss Per Share

        Basic and diluted loss per common share are based on the weighted-average number of common shares outstanding in each period were as follows:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Weighted average shares	12,843,000	12,645,000	12,838,000	12,627,000

        The following share equivalents excluded from diluted earnings per share for the quarters and year-to date periods of fiscal 2005 and 2004 because their effect was anti-dilutive:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Share equivalents for stock options	3,673,000	3,797,000	3,673,000	4,532,000
Shares issuable upon conversion of convertible debentures (excluding shares that may be issued in payment of interest)	3,611,000	1,847,000	3,611,000	1,847,000
Shares issuable upon exercise of warrants (issued in conjunction with convertible debentures)	1,634,000	867,000	1,634,000	867,000

Inventories

        Inventories consist primarily of purchased products and are stated at the lower of cost (first-in, first-out or weighted average basis) or net realizable value. Provisions are made for slow-moving and obsolete items. Components of inventory were as follows:

	November 30, 2004	May 31, 2004
	(Dollars in thousands)
Raw materials	$1,146	$1,714
Work in process	3,427	4,687
Equipment, spare parts and material inventory	31,283	32,908
Equipment delivered to customers pending acceptance	3,558	7,410

Inventories	$39,414	$46,719

Accounting for Stock Options

        The Company uses the intrinsic value-based method under the provisions of Accounting Principles Board No. 25 to account for employee stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure (an amendment of SFAS 123). As the result of the transaction with Applied, the Company's stock option plans terminated in December 2004.

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

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net loss:
Net loss as reported	$(6,151)	$(7,468)	$(6,726)	$(12,650)
Fair value of stock based employee compensation expense (a) (b)	411	744	1,405	1,415
Stock based employee compensation expense in the financial Statements as reported	—	—	—	—

Pro forma net loss	$(6,562)	$(8,212)	$(8,131)	$(14,065)

Basic and diluted loss per common share
As reported	$(0.48)	$(0.59)	$(0.52)	$(1.00)
Pro forma	$(0.51)	$(0.65)	$(0.63)	$(1.11)

(a)    Based on the following assumptions for stock option grants in the second fiscal quarter of 2004: risk-free weighted average interest rates of 3.2%. There were no grants of options during the second quarter of fiscal 2005. Risk-free weighted average interest rates for the six-month periods ended November 30, 2004 and 2003 were 3.9% and 2.6%, respectively. The weighted average expected option lives is 5.0 years for all periods; with no dividend yield in any period. A volatility of 80% and 83% has been used for the three and six-month periods ended November 30, 2004 and 2003, respectively.

(b)    Based on the following assumptions for the ESPP for both the three and six-month periods ended November 30, 2004: risk-free weighted average interest rates of 1.29%, weighted average expected option lives was 6 months; there was no dividend yield in each period and a volatility of 80% has been used. During the three and six-month periods ended November 30, 2003 there was no ESPP activity.

3.     PURCHASES OF PRODUCT LINE

        In September 2003, the Company acquired certain assets related to the Eclipse physical vapor deposition equipment product line from Tokyo Electron Ltd. ("TEL"). These assets consisted of $7.6 million of inventories, $6.0 million of intellectual properties pursuant to a license agreement and $0.1 million of other assets. As consideration, Metron Technology Distribution Corporation (MTDC), a wholly-owned subsidiary of the Company, issued to TEL a five-year promissory note in the principal amount of approximately $7.7 million, which bears interest at approximately 1.6% per annum, primarily for the purchase of Eclipse inventory at fair value. Principal and interest are payable quarterly beginning September 2004 over a five-year period. As part of the agreement, MTDC paid approximately $33,000 at closing for the excess over $100,000 of TEL's net book value of fixed assets acquired. Additionally, MTDC entered into a royalty-free, irrevocable, worldwide, perpetual, and nontransferable license agreement providing for payments by MTDC over a 5-year period totaling $6.0 million and an agreement to sublease the facility used by TEL in connection with manufacturing of the Eclipse products. The fair value of the license agreement ($6.0 million) has been recorded in intangibles and other long-term assets and is being amortized to cost of revenue ($0.3 million for each of our first two quarters of fiscal 2005) on a straight-line basis over its estimated useful life of 5 years. The current and future payment obligations for the license ($6.0 million) agreement has been recorded in other current liabilities of $1.2 million and other long-term liabilities of $3.6 million in the accompanying consolidated balance sheet as of November 30, 2004. As a result of the transaction with Applied, the license agreement and note payable to TEL were assigned to Applied, however, the Company will remain as guarantor.

        At November 30, 2004, the future amortization of the acquired intangible assets was as follows:

Fiscal Year	(Dollars in thousands)
2005	$600
2006	1,200
2007	1,200
2008	1,200
2009	400

Total	$4,600

4.     CONVERTIBLE DEBENTURES

        Convertible debentures at November 30, 2004 were as follows:

	8% Debentures	6.5% Debentures	Total
	(Dollars in thousands)
Debentures principal	$7,000	$6,000	$13,000
Less: Interest discount included in shareholders' equity:
Fair value of warrants	2,348	1,162	3,510
Deemed dividend	3,364	—	3,364

	1,288	4,838	6,126
Interest accretion	586	75	661

Balances, November 30, 2004	$1,874	$4,913	$6,787

Balances, May 31, 2004	$1,531	$—	$1,531

        In December 2004, the Company sold substantially all of its subsidiaries and assets to Applied and commenced liquidation (See note 1). The Company expects to record additional interest expense for $6.2 million that represents the write-off of the remaining unamortized debt discount to record the principal amount of its convertible debentures of $13.0 million with the closing of the Applied transaction in the third quarter of fiscal 2005. Additionally, the Company expects to write-off $0.5 million as interest expense for the unamortized placement agent fees that remained at November 30, 2004.

        The convertible debentures and warrants remain as obligations of the Company. As a result of the transaction with Applied, the holders of the convertible debentures will have the right either to convert the debentures into common shares and participate in the liquidating distribution or to receive a cash payment equal to 120% of the principal of $13.0 million or $15.6 million if all holders choose this option. The holders of warrants may exercise the warrants and receive the same liquidating distribution.

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

        The Company issued the purchasers of the 6.5% convertible debentures warrants to purchase an aggregate of approximately 767,000 common shares of the Company. One-half of the warrants are exercisable at $3.79 per share, with the remaining warrants being exercisable at $3.92 per share. All warrants are exercisable for a five-year period after June 2004. Additionally, the Company paid a fee of $0.4 million to the placement agent.

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

        The Company issued the purchasers and the placement agent of the 8% convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. One-half of the warrants are exercisable at $3.79 per share (previously $3.97 per share), with the remaining warrants being exercisable at $4.09 per share (previously $4.31 per share). All warrants are exercisable for a four-year period after August 2003. The debt issuance cost associated with the 8% convertible debentures was approximately $0.4 million. Approximately $0.2 million of this cost pertains to the allocation of the fair value of the warrants issued to the placement agent, and was an offset in shareholders' equity. Additionally, a fee of approximately $0.3 million was paid to the placement agent.

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

5.     RESTRUCTURING COSTS

        The following table summarizes the restructuring costs and remaining accrued liability for restructuring costs.

	Personnel Costs (Cash)	Abandoned Lease Facilities (Cash)	Fixed Assets (non-cash)	Total
	(Dollars in thousands)
Restructuring costs
Balances, August 31, 2004	$249	$842	$—	$1,091
Amounts accrued	873	(25)	12	860
Non-cash reductions	—	—	(12)	(12)
Amounts paid	(825)	(328)	—	(1,153)

Balances, November 30, 2004	$297	$489	$—	$786

Balances, August 31, 2003	$805	$1,866	$26	$2,697
Amounts accrued	802	589	19	1,410
Non-cash reductions	—	—	(45)	(45)
Amounts paid	(715)	(381)	—	(1,096)

Balances, November 30, 2003	$892	$2,074	$—	$2,966

Balances, May 31, 2004	$545	$1,278	$—	$1,823
Amounts accrued	1,354	(75)	24	1,303
Non-cash reductions	—	—	(24)	(24)
Amounts paid	(1,602)	(714)	—	(2,316)

Balances, November 30, 2004	$297(1)	$489 (2)	$—	$786

Balances, May 31, 2003	$607	$2,098	$—	$2,705
Amounts accrued	1,310	753	469	2,532
Non-cash reductions	—	—	(469)	(469)
Amounts paid	(1,025)	(777)	—	(1,802)

Balances, November 30, 2003	$892	$2,074	$—	$2,966

(1)
Included in accrued wages and employee-related expenses.

(2)
$0.4 million is included in other current liabilities, and $0.1 million is included in other long-term liabilities.

        During the initial six-month period of fiscal 2005, the Company terminated 13 employees as follows: the equipment solutions group terminated 5 employees, the fab solutions group terminated 2 employees, and 6 terminated employees were part of finance and administration. Of the $1.3 million of personnel costs accrued during the initial six-month period of fiscal 2005, approximately $0.8 million pertained to personnel terminated during fiscal year 2004. Remaining accrued personnel costs as of November 30, 2004 will be paid during fiscal 2005. The Company incurred approximately $0.6 million of restructuring costs in the equipment solutions segment primarily for personnel terminations. The fab solutions group incurred approximately $0.3 million of restructuring costs for personnel terminations, while finance and administration incurred approximately $0.4 million. In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities. These assumptions will be updated periodically and additional adjustments may be required.

        During the initial six-month period of fiscal 2004, the Company terminated 46 employees as follows: the equipment solutions group terminated 21 employees, the fab solutions group terminated 21 employees and 4 terminated employees were part of finance and administration. The Company incurred approximately $1.5 million of restructuring costs in the equipment solutions segment, of which $0.7 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. The fab solutions group incurred approximately $0.7 million of restructuring costs, of which $0.3 million was for personnel terminations and $0.4 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. Other groups incurred approximately $0.3 million of restructuring costs, which primarily pertained to personnel terminations.

6.     SEGMENT AND GEOGRAPHIC DATA

        The Company operates in the semiconductor industry. The Company provides marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. Reportable segments are based on the way the Company is organized, reporting responsibilities to the chief executive officer and on the nature of the products offered to customers. Reportable segments are the equipment solutions group, which includes certain specialized process chemicals, spare part sales, and equipment; the fab solutions group, which includes components used in construction and maintenance, parts cleaning service and other, which includes finance, administration and corporate functions.

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

Segment information

	Equipment Solutions Group	Fab Solutions Group	Other	Total
	(Dollars in thousands)
Quarter ended November 30, 2003
Net revenues	$12,679	$31,343	$—	$44,022
Depreciation and amortization expense	433	426	775	1,634
Interest income	—	—	16	16
Interest expense	—	—	(520)	(520)
Restructuring costs	(682)	(692)	(36)	(1,410)
Income (loss) before income taxes	(2,402)	764	(5,452)	(7,090)
Capital expenditures	352	251	229	832
Quarter ended November 30, 2004
Net revenues	$14,906	$36,162	$—	$51,068
Depreciation and amortization expense	754	271	646	1,671
Interest income	—	—	35	35
Interest expense	—	—	(907)	(907)
Restructuring costs	(402)	(71)	(387)	(860)
Income (loss) before income taxes	170	(382)	(5,784)	(5,996)
Capital expenditures	261	79	41	381
Six months ended November 30, 2003
Net revenues	$28,035	$62,925	$—	$90,960
Depreciation and amortization expense	689	510	1,643	2,842
Interest income	—	—	23	23
Interest expense	—	—	(753)	(753)
Restructuring costs	(1,540)	(716)	(276)	(2,532)
Income (loss) before income taxes	(3,455)	1,894	(10,618)	(12,179)
Capital expenditures	554	282	364	1,200
Six months ended November 30, 2004
Net revenue	$37,170	$76,624	$—	$113,794
Depreciation and amortization expense	1,422	516	1,344	3,282
Interest income	—	—	63	63
Interest expense	—	—	(1,737)	(1,737)
Restructuring costs	(568)	(328)	(407)	(1,303)
Income (loss) before income taxes	1,385	1,276	(8,768)	(6,107)
Capital expenditures	512	328	123	963
Total assets at November 30,2004	51,490	48,507	24,266	124,263
Total assets at May 31, 2004	61,818	58,548	$25,147	145,513

  Geographic information

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net revenue:
United States	$15,716	$14,931	$37,620	$29,837
Singapore	7,881	4,606	18,650	9,559
Israel	4,894	3,889	12,235	7,629
Germany	4,208	4,455	10,346	11,412
Korea	3,136	1,194	6,071	2,269
Taiwan	2,369	2,538	4,955	3,869
Japan	2,269	1,434	3,363	1,434
The Netherlands	2,260	2,435	4,147	4,504
United Kingdom	2,128	3,617	4,543	6,697
France	1,927	2,054	3,359	6,575
Other nations	4,280	2,869	8,505	7,175

Geographic totals	$51,068	$44,022	$113,794	$90,960

	November 30, 2004	May 31, 2004
	(Dollars in thousands)
Fixed assets:
The Netherlands	$3,486	$9,809
United Kingdom	5,195	3,959
United States	2,101	2,370
Singapore	2,987	1,911
Germany	1,723	634
Other nations	3,397	1,352

Geographic totals	$18,889	$20,035

Intangible assets, net; United States	$4,600	$5,200

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

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on its financial condition or results of operations of the Company.

        In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material effect on its financial condition or results of operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Other Information—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2004, filed with the SEC. This discussion of the second quarter of fiscal 2005 and 2004 refers to the fiscal quarters that ended on November 30, 2004 and 2003.

Overview

        On December 10, 2004, the shareholders of the Company approved the Stock and Asset Purchase Agreement ("Purchase Agreement"), dated August 16, 2004, with Applied. Concurrently with the close of the transaction on December 14, 2004, the Company changed its name to Nortem N.V., filed for liquidation in the Netherlands, the Managing Board of Directors resigned, and the liquidators approved by the Company's shareholders, assumed the management responsibilities of the Company.

        Under the Purchase Agreement, the Company sold to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets of the Company, including, but not limited to, the Company's intellectual property and technology and all cash and cash equivalents other than an amount equal to $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied (a) paid the Company the sum of $84.6 million; (b) assumed certain of the Company's liabilities; (c) will pay the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) will reimburse the Company for up to $2.75 million of certain costs after the close of the transaction. The Company's shareholders will not receive any payments directly from Applied. The Company expects to record a gain of approximately $20 million to $25 million from the sale of the subsidiaries and substantially all of its assets to Applied.

        Due to the consummation of the transaction with Applied, we no longer have continuing operations, and have no sources for revenue. We believe that we have sufficient liquidity to handle current commitments, and we do not expect to need further financing or borrowing facilities. We are in the process of winding down the business and liquidating our assets.

        Nortem N.V. was a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we were a global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operated in all areas of the world where there was a significant semiconductor industry. The following tables show our sales in Europe, Asia and the United States in dollars and as a percentage of net revenue for each of the fiscal periods ended November 30, 2004 and 2003:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(in thousands)
Net revenue
Europe	$18,127	$18,719	$39,809	$42,500
Asia	17,225	10,372	36,365	18,623
United States	15,716	14,931	37,620	29,837

Total net revenue	$51,068	$44,022	$113,794	$90,960

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(percentage of net revenue)
Net revenue
Europe	35.5%	42.5%	35.0%	46.7%
Asia	33.7	23.6	32.0	20.5
United States	30.8	33.9	33.0	32.8

Total net revenue	100.0%	100.0%	100.0%	100.0%

        We derived our revenue from sales of materials, equipment, service and spare parts to the semiconductor industry, as well as from commissions on sales of equipment and materials. For products from our suppliers, we generally recognized revenue upon the shipment of goods to customers. We deferred the portion of our equipment revenue associated with our installation. In certain circumstances, depending on the specific terms of the transaction, such as when the amount the customer retainage exceeded the deferred installation revenue, all or a portion of the residual equipment revenue was deferred. We recognized installation revenue, and any deferred equipment revenue, upon technical acceptance of the equipment by the customer. Revenue was deferred until we received technical acceptance for the sales of legacy equipment where we had no manufacturing history. We recognized service revenue in the periods the services were rendered to customers.

        We were organized in two worldwide operating groups: equipment solutions and fab solutions. Equipment solutions were focused on two distinct areas of the semiconductor capital equipment market: advanced technology equipment and previous generation equipment. Over the last several years, under license from OEMs, we had begun to market, sell, manufacture and support previous generation semiconductor equipment. We referred to the previous generation equipment as the Legends Product Line. We provided the continued availability of service, spares and manufacturing capability for mature capital equipment.

        To facilitate the transition to the Legends Product Line, we acquired previous generation product lines from OEMs. In March 2002, we purchased the AG Associates RTP product line from Mattson Technology. In September 2003, we acquired inventory and certain assets related to the Eclipse PVD equipment product line from TEL. The Company also operated as an authorized re-manufacturer of PVD equipment for a well-known supplier of automated systems for chemical vapor deposition (CVD).

        Our fab solutions focused on the needs of the semiconductor fab and offered our customers a comprehensive portfolio to address the critical, non-core functions of the fab. Our fab solutions group derived the majority of its revenue from sales of materials and components. The remainder of the group's revenue came from parts cleaning services, other outsourcing services and commissions. The materials and components we sold were used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials included products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing and disposable cleanroom clothing. Sales of these products tended to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

        During our first fiscal quarter of 2005, Pall Corporation notified the Company it would terminate its distribution agreement with the Company as of August 31, 2004. Revenue from the sale of products manufactured by Pall Corporation for our second quarters of fiscal 2005 and 2004 was approximately $1.3 million and $3.2 million, respectively, while revenue for the six-month periods ended November 30, 2004 and 2003 was approximately $4.7 million and $6.7 million, respectively. Additionally, on August 30, 2004, Entegris notified the Company of its intent to terminate its existing distribution agreement with the Company effective August 31, 2005. Prior to the closing of the transaction with Applied, Entegris and the Company were in discussion regarding a new distribution agreement. Revenue from the sale of products manufactured by Entegris for our second quarters of fiscal 2005 and 2004 was approximately $12.3 million and $8.0 million, respectively, while revenue for the six-month periods ended November 30, 2004 and 2003 was approximately $26.7 million and $15.1 million, respectively.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We considered certain accounting policies related to revenue recognition, valuation of accounts receivable and inventory, evaluation of long-lived assets and income taxes to be critical policies. The basis of our current estimates or assumptions has not changed since we filed our 2004 Annual Report on Form 10-K with the SEC on August 12, 2004 and, in the past, there have not been significant adjustments to the actual results of our estimates.

Results of Operations

        The following table summarizes our historical results of operations as a percentage of net revenue for our second fiscal quarters and fiscal year-to-date periods of 2005 and 2004.

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.9	79.3	78.1	79.4

Gross margin	22.1%	20.7%	21.9%	20.6%
Selling, general, and administrative expenses	25.4	30.0	22.0	28.7
Research, development and engineering	1.1	1.8	1.0	1.2
Closing cost of Applied transaction	4.7	—	2.1	—
Restructuring costs	1.7	3.2	1.2	2.8

Operating loss	(10.8)%	(14.3)%	(4.4)%	(12.1)%

        Our quarterly operating results have fluctuated significantly due to a number of factors including:

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

Three-months ended November 30, 2004

        Net Revenue.    The following table shows our net revenue and percent of net revenue for our equipment and fab solutions groups:

	Three Months Ended November 30,
	2004	2003
Net revenue (dollars in millions)
Equipment solutions group	$14.9	$12.7
Fab solutions group	36.2	31.3
Net revenue
Equipment solutions group	29.2%	29.1%
Fab solutions group	70.8	70.9

        Equipment solutions group.    The equipment group net revenue in our second quarter of fiscal 2005 was $14.9 million, up $2.2 million or 17.3% from the second quarter of fiscal 2004. The increase between the comparable quarters primarily reflects the contribution of our legacy product revenues for equipment. Spare parts revenues were flat for the comparable periods. Service and commission revenues decreased for the comparable quarters. Geographically, equipment revenues in Asia almost doubled while both Europe and the United States revenue declined.

        Fab solutions group.    In our second quarter of fiscal 2005, the fab solutions group revenue was $36.2 million, up $4.9 million or 15.7% from the group's revenue in the second quarter of fiscal 2004. Increased revenues from parts cleaning units, material sales and our repair centers were offset by a slight decline in commission revenue. Geographically, revenue for all regions increased with Asia recording 46% increase for the comparable quarters.

        Gross Margins.    The following table shows our gross margins for our equipment and fab solutions groups:

	Three Months Ended November 30,
	2004	2003
Gross margins
Equipment solutions group	26.4%	21.2%
Fab solutions group	20.3%	20.5%

        Equipment solutions group.    The group's gross margin of 26.4% for our second quarter of fiscal 2005 increased 520 basis points from 21.2% when compared to our second quarter of fiscal 2004. Of the improvement in gross margins, approximately 60 and 20 basis points pertained to the sale of products where inventory had been previously written down during our second quarters of fiscal 2005 and 2004, respectively. Margins from the sale of our legacy equipment and spare parts contributed to the increase primarily because of the higher margins on the sales of spare parts from the Eclipse product line acquired during our second quarter of fiscal 2004. Margins for specialty equipment and spare parts increased only slightly in our second quarter of fiscal 2005. Additionally, service margins declined between comparable quarters. Geographically, margins improved in the United States, but declined in Europe and Asia.

        Fab solutions group.    The gross margin of 20.3% for the fab solutions group decreased 20 basis points for our second quarter of fiscal 2005 when compared to the same quarter in fiscal 2004. Margins for parts cleaning units increased while materials components declined. Geographically, margins improvement in Asia was offset by a decline in both Europe and the United States. Additionally, for our second quarter of fiscal 2005, the overall decline of the group's margins as the result of higher warehousing costs, and lower material commission revenue.

        Selling, general and administrative expenses (SG&A).    SG&A expenses for second quarter of fiscal 2005 were $13.0 million, down $0.2 million or 1.5% from the $13.2 million incurred for the same quarter in fiscal 2004. SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Over 60% of our operating expenses consist of salaries and other employment-related costs.

        Restructuring costs.    During the second quarter of fiscal 2005, the Company terminated 8 employees as the result of cost cutting initiatives. The equipment solutions group terminated 3 employees and 5 terminated employees were part of finance and administration. The Company incurred approximately $0.4 million of restructuring costs in the equipment solutions segment primarily for personnel terminations. The finance and administration group incurred approximately $0.4 million of restructuring costs primarily for personnel terminations.

        During the second quarter of fiscal 2004, the Company terminated 19 employees as follows: the equipment solutions group terminated 2 employees, the fab solutions group terminated 16 employees and 1 terminated employee was part of finance and administration. The Company incurred approximately $0.7 million of restructuring costs in the equipment solutions segment while the fab solutions group incurred approximately $0.7 million.

        Closing costs for sale of subsidiaries and substantially all assets to Applied Materials, Inc.    During our second quarter of fiscal 2005, we incurred legal, accounting and other professional fees of $2.4 million that pertained to the Applied transaction.

        Research, development and engineering.    During the second quarter of fiscal 2005, research, development and engineering amounted to $0.5 million or a decline of $0.3 million from the $0.8 million for the same quarter of fiscal 2004 due to the termination of personnel.

Six-months ended November 30, 2004

        Net Revenue.    The following table shows our net revenue and percent of net revenue for our equipment and fab solutions groups:

	Six Months Ended November 30,
	2004	2003
Net revenue (dollars in millions)
Equipment solutions group	$37.2	$28.0
Fab solutions group	76.6	62.9
Net revenue
Equipment solutions group	32.7%	30.8%
Fab solutions group	67.3	69.2

        Equipment solutions group.    The equipment group net revenue in our six-month period of fiscal 2005 was $37.2 million, up $9.2 million or 32.9% from the same period of fiscal 2004. The increase between the comparable six-month periods primarily reflects the contribution of our legacy product revenues for equipment and spare parts. Service revenues and commissions decreased for the comparable periods. Geographically, equipment revenues in Asia more than doubled, together with increased revenue in the United States, offset the 23% revenue decline for Europe.

        Fab solutions group.    In our six-month period of fiscal 2005, the fab solutions group revenue was $76.6 million, up $13.7 million or 21.8% from the group's revenue in the same period of fiscal 2004. Increased revenues from parts cleaning units, material sales and our repair centers were offset by a slight decline in commission revenue. Geographically, all regions showed improvement with revenue for Asia almost doubling against the comparable six-month periods.

        Gross Margins.    The following table shows our gross margins for our equipment and fab solutions groups:

	Six Months Ended November 30,
	2004	2003
Gross margins
Equipment solutions group	24.7%	21.1%
Fab solutions group	20.5%	20.3%

        Equipment solutions group.    The group's gross margin of 24.7% for the six-month period of fiscal 2005 increased 360 basis points from 21.1% when compared to the same period of fiscal 2004. Of the improvement in gross margins, approximately 30 and 60 basis points pertained to the sale of products where inventory had been previously written down during six-month periods of fiscal 2005 and 2004, respectively. Margins from the sale of our legacy equipment and spare parts contributed to the increase primarily because of the higher margins on the sales of spare parts from the Eclipse product line acquired during our second quarter of fiscal 2004. However, margins for specialty equipment and spare parts declined due to the mix of low margin sales during the six-month period of fiscal 2005. Additionally, service margins declined between comparable quarters. Geographically, margins improved in both the United States and Europe, but declined in Asia.

        Fab solutions group.    The gross margin of 20.5% for the fab solutions group increased 20 basis points for our six-month period of fiscal 2005 when compared to the same period in fiscal 2004. Margins for both parts cleaning units improved while margins for materials components declined. Geographically, margins improvement in Asia was offset by a decline in both Europe and the United States. Additionally, for our first six-months of fiscal 2005, the overall increase of the group's margins were offset by higher warehousing costs, and lower material commission revenue.

        Selling, general and administrative expenses (SG&A).    SG&A expenses for the six-month period of fiscal 2005 were $25.1 million, down $1.0 million or 3.8% from the $26.1 million incurred for the same period in fiscal 2004. SG&A expenses consist principally of salaries and other employment- related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. Over 60% of our operating expenses consist of salaries and other employment-related costs.

        Restructuring costs.    During the six-month period of fiscal 2005, the Company terminated 13 employees as follows: the equipment solutions group terminated 5 employees, the fab solutions group terminated 2 employees, and 6 terminated employees were part of finance and administration. Of the $1.3 million of personnel costs accrued during the six-month period of fiscal 2005, approximately $0.8 million pertained to personnel terminated during fiscal year 2004. The Company incurred approximately $0.6 million of restructuring costs in the equipment solutions segment primarily for personnel terminations. The fab solutions group incurred approximately $0.3 million of restructuring costs for personnel terminations, while finance and administration incurred approximately $0.4 million.

        During the six-month period of fiscal 2004, the Company terminated 46 employees as follows: the equipment solutions group terminated 21 employees, the fab solutions group terminated 21 employees and 4 terminated employees were part of finance and administration. The Company incurred approximately $1.5 million of restructuring costs in the equipment solutions segment, of which $0.7 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. The fab solutions group incurred approximately $0.7 million of restructuring costs, of which $0.3 million was for personnel terminations and $0.4 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets. Other groups incurred approximately $0.3 million of restructuring costs, which primarily pertained to personnel terminations.

        Closing costs for sale of subsidiaries and substantially all assets to Applied Materials, Inc.    During our second quarter of fiscal 2005, we incurred legal, accounting and other professional fees of $2.4 million that pertained to the Applied transaction.

        Research, development and engineering.    The expenses for research, development and engineering remained flat for the six-month period of fiscal 2005 at $1.1 million when compared to the same period of 2004.

        Other expense, net.    The following table summarizes the components of other income (expense).

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(in thousands)
Foreign exchange gain (loss)	$184	$(256)	$192	$(326)
Interest income	35	16	63	23
Interest expense	(907)	(520)	(1,737)	(753)
Other income (expense)	213	(25)	329	(87)

Other expense, net	$(475)	$(785)	$(1,153)	$(1,143)

        We engaged in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we did not attempt to cover all potential foreign currency exposures. During each of our six-month periods for fiscal 2005 and 2004, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchased forward exchange contracts had numerous market makers to provide ample depth and liquidity for our hedging activities. During our six-month period of fiscal 2004, approximately $0.3 million of the foreign exchange loss pertained to the cost of hedging the Israel Shekel, which was primarily due to the difference in the interest rates between the United States dollar and Israel Shekel.

        Interest income represented primarily earnings on our available cash balances. The decrease in our interest income for each of the fiscal quarters was a result of lower average cash balances and of lower interest rates.

        Interest expense reflects interest on our borrowings as well as the accretion of non-cash interest discount related to our convertible debentures, which resulted from the $3.5 million for the fair value of the warrants, and $3.4 million from the deemed dividend relating to the issuing of our $13.0 million of convertible debentures. Interest accretion from the non-cash deemed dividend for the beneficial conversion feature and the amortization of the placement agent fees for our second quarter and six-month period of fiscal 2005 was approximately $0.3 million and $0.5 million, respectively. We expect to record additional interest expense of $6.2 million that represents the write-off of the remaining unamortized debt discount to record the principal amount of its convertible debentures of $13.0 million with the closing of the Applied transaction in the third quarter of fiscal 2005. Additionally, we expect to write-off $0.5 million as interest expense for the unamortized placement agent fees that remained at November 30, 2004.

        Other income for our six-month periods of fiscal 2005 and 2004 consisted of various miscellaneous non-operating income and expense.

        Provision for Income Taxes.    For our first quarters of fiscal 2005 and 2004, our tax provision represented income tax on taxable income in foreign jurisdictions primarily in Asia. We established a valuation allowance for all of our net deferred tax assets during fiscal 2003, due to the uncertainty of our ability to generate sufficient taxable income to realize these net deferred tax assets. This allowance has been maintained due to recurring losses.

Liquidity and Capital Resources

        We defined liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital was for working capital to finance receivables and inventories. Our principal sources of liquidity were positive cash flows from operations, bank borrowings and the private placement of debt. We issued convertible debentures in August 2003 and June 2004 and obtained a total of $12.3 million of proceeds, net of the aggregate $0.7 million of cash issuance costs for both issues. Our working capital, current assets less current liabilities, was $36.1 million at both November 30, 2004 and May 31, 2004. Our current ratio, current assets divided by current liabilities, was 1.6 and 1.4 at November 30, 2004 and May 31, 2004, respectively.

  Operating Activities.

        During the six-month period for fiscal 2005, we used cash totaling $5.5 million in our operating activities. Our net loss adjusted for non-cash operating expenses reduced our operating cash flow by $2.9 million, while reduction in assets contributed operating cash flows of $19.1 million, which was offset by the usage of operating cash flow of $21.7 million from net decreases in liabilities, and other non-current assets and liabilities. The cash usage primarily pertained to cash payments for accounts payable and amounts due to affiliates. In the six-month period ended November 30, 2003, we used cash totaling $2.1 million in our operating activities. Our net loss plus non-cash income statement items totaled $(9.3) million, which was partially offset by the positive cash flow of $7.2 million from changes in assets and liabilities, primarily from a reduction of accounts receivable and inventories from lower sales and increased cash collections, and partially for the increase in accounts payable timing of payments to vendors.

  Investing Activities.

        Our capital expenditures for property, plant and equipment for the first six-month period of fiscal 2005 and 2004 totaled $1.0 million and $1.2 million, respectively. In each six-month periods of fiscal 2005 and 2004, we invested $0.1 million and $0.5 million, respectively, in our management information system. To date, we have invested $8.9 million in the new system.

  Financing Activities.

        Debt.    In June 2004, the Company issued convertible debentures and warrants due in June 2008, in the principal amount of $6.0 million with an annual interest rate of 6.5%, payable quarterly beginning September 2004. In August 2003, the Company issued convertible debentures and warrants due in February 2007, in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003.

        Equity.    During the six-month period of fiscal 2005, we received $0.2 million from our employees for the exercise of 15,000 common shares from stock option plans and the purchase of 45,000 common shares through our employee stock purchase plan.

  Current and future liquidity position.

        As of November 30, 2004, we had $11.5 million of cash and cash equivalents and $16.1 million of short-term borrowings and current portion of long-term debt, of which $14.1 million was outstanding under our various borrowing facilities and $1.2 million was due to TEL. Borrowing facilities, other than the CIT facility which was renewable in November 2005, were payable on demand or subject to periodic review by the lenders. Certain of our credit facilities contained financial covenants that required us to meet and maintain certain financial conditions. As of November 30, 2004, we were in compliance with all of our covenants in our credit facilities.

        On December 10, 2004, the shareholders of the Company approved the Purchase Agreement with Applied. With the close of the transaction on December 14, 2004, the Company received $84.6 million from Applied, and commenced liquidation of the Company.

        Due to the consummation of the transaction with Applied, we no longer have continuing operations, and have no sources for revenue. We believe that we have sufficient liquidity to handle current commitments, and we do not expect to need further financing or borrowing facilities. We are in the process of winding down the business and liquidating our assets. The forecast of our financial resources from the closing of the Applied transaction through the liquidation of the Company are expected to be adequate to support our liquidation is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are discussed under Risk Factors—Risks Related to Nortem and elsewhere in this Quarterly Report on Form 10-Q.

        The following table summarizes our contractual cash obligations as of November 30, 2004.

Payments Due By Period Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt payable to TEL including current portion	$6,633	$1,233	$3,600	$1,800	$—
Other long-term debt including current portion	1,418	693	444	281	—
Convertible debentures	13,000	13,000	—	—	—
Short-term borrowing obligations	14,143	14,143	—	—	—
Operating lease obligations	15,094	4,976	4,725	2,621	2,772
Purchase commitments	18,794	18,794	—	—	—
License arrangement with TEL	4,800	1,200	2,400	1,200	—
Other long-term liabilities	2,573	54	827	—	1,692

Total contractual obligations and commercial commitments for cash	$76,455	$54,093	$11,996	$5,902	$4,464

        On December 14, 2004 with the sale of substantially all of the assets and the assumption of liabilities by Applied, only the $13.0 million of convertible debentures and approximately $0.4 million of other long-term liabilities remained as contractual obligations and commitments of the Company. As a result of the transaction with Applied, the holders of the convertible debentures will have the right either to convert the debentures into common shares and participate in the liquidating distribution or to receive a cash payment equal to 120% of the principal of $13.0 million or $15.6 million if all holders choose this option. The holders of warrants may exercise the warrants and receive the same liquidating distribution.

Transactions with related parties:

        FSI, an affiliate, owned approximately 11.7% of the outstanding shares of the Company as of November 30, 2004. The Company purchased goods from FSI for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. Such purchases totaled approximately less than $0.1 million and $0.8 million, respectively, for the six-month periods ended November 30, 2004 and 2003. Sales to FSI for our second quarter of fiscal 2005 and 2004 were $0.6 million and less than $0.1 million, respectively, while sales for the six-month periods ended November 30, 2004 and 2003 were $1.5 million and $0.8 million, respectively. At November 30, 2004 and May 31, 2004, amounts receivable from FSI were $0.2 million and $0.4 million, respectively while payables FSI were $0.6 million and $3.0 million, respectively.

        As of November 30, 2004, the Company had accounts receivable from Applied of approximately $0.3 million. We sold approximately $0.8 million and $1.9 million, respectively, of products to Applied for the three and six-month periods ended November 30, 2004. Additionally, we accrued approximately $2.4 million for the Applied transaction closing costs incurred at November 30, 2004.

        In July 1995, an officer/Managing Director of the Company entered into a Tax Indemnification Agreement ("TIA") with the Company as part of its acquisition of Transpacific Technology Corporation. At the time of the acquisition and until it completed its initial public offering in November 1999, The Company was a "controlled foreign corporation" under Subpart F of the US Internal Revenue Code ("Subpart F"), and as a "US person" the officer/director was liable for personal income tax on income imputed to him under Subpart F. Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of November 30, 2004. Under the TIA, the officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of stock of the Company. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances. Repayment of a portion of the advances is required beginning with the first sale of shares owned by the officer/director. The advances will be repaid when the officer/shareholder receives the initial distribution from the liquidation of Nortem.

Bank Borrowing Facilities

        The following table summarizes our material borrowing facilities and most recent interest rates as of November 30, 2004:

	U.S. $ Equivalent Facility Amount	Amount Currently Outstanding	Maximum Amount Available(1)	Recent Interest Rate
	(Dollars in thousands)
CIT	$10,000	$3,460	$6,540	5.5%
HSBC	3,500	3,000	240	4.3%
Deutsche Bank	531	28	317	8.5%
Royal Bank of Scotland	6,249	3,848	2,225	5.9%
Bank Leumi	2,077	1,488	248	5.5%
All Others	3,593	2,319	1,232	3.3% to 9.8%

Total	$25,950	$14,143	$10,802

(1)
Amounts available as of November 30, 2004 are subject to respective borrowing base formula. As a result of the Applied transaction in December 2004, these borrowings are no longer available.

Effect of Currency Exchange Rate Fluctuations and Exchange Rate Risk Management

        A significant portion of our business was conducted outside of the United States through our foreign subsidiaries. While most of our international sales were denominated in United States dollars, some were denominated in various foreign currencies. To the extent that our sales and operating expenses were denominated in foreign currencies, our operating results may have been adversely affected by changes in exchange rates.. Although we engaged in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we did not attempt to cover all potential foreign currency exposures. These hedging techniques did not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

Market Risk

        At November 30, 2004, we had aggregate forward exchange contracts in various currencies as follows:

Currency	Amount Bought	Amount Sold	Weighted Average Contract Rate	Fair Value	Expiration Date
	(Dollars In thousands)
Euro	650	—	1.33	$—	December 2004
Israeli Shekel	—	2,075	4.38	(2)	December 2004

				$(2)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Effect of Currency Exchange Rate and Exchange Rate Risk Management" and "Market Risk" under Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Due to the transaction with Applied, on December 14, 2004, Ed Segal, the Company's former Chief Executive officer and Douglas McCutcheon, the Company's former Chief Financial Officer, both resigned from their positions with the Company. Mr. Charles Roffey, was appointed by the shareholders as the principal executive officer and principal financial officer, upon the close of the transaction. Mr. Roffey was not an employee of the Company as of the end of the period covered by this quarterly report, however he has made an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, to the best of his ability. Based on his evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (1) were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared and (2) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

        As previously disclosed in the Company's Annual Report on Form 10-K, as filed with the SEC on August 12, 2004, our independent registered public accounting firm, in connection with the completion of their audit of, and the issuance of their report on the Company's consolidated financial statements for the year ended May 31, 2004, identified deficiencies that existed in the design or operation of the Company's internal controls that they considered to be a material weakness in the effectiveness of the Company's internal controls pursuant to standards established by the Public Company Accounting Oversight Board (United States). A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our independent registered public accounting firm advised the Audit Committee of the Company's Supervisory Board of the following matter, in July 2004, which they considered to be a material weakness: the Company's internal controls over revenue recognition were not sufficient to ensure transactions were properly recorded in accordance with management's criteria and generally accepted accounting principles.

        Our independent registered public accounting firm discussed the areas of weakness described above with the Audit Committee. The Audit Committee took an active role in responding to the deficiencies identified by our independent registered public accountants, including overseeing management's implementation of the remedial measures described below. To this end, management of the Company worked with the Audit Committee to identify and implement any and all corrective actions that were required to improve the effectiveness of the Company's internal controls, including the enhancement of the Company's systems and procedures. The Company implemented the following measures:

  •
  reviewed financial controls and procedures for revenue recognition;

  •
  assigned an individual in the Company's equipment solutions group to be the revenue recognition manager;

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

        Management believes the above measures have addressed the matter identified by our independent registered public accounting firm as a material weakness. The Audit Committee and the liquidators will continue to monitor the effectiveness of the Company's internal controls and procedures including those pertaining to revenue recognition on an ongoing basis and will take further action, as appropriate.

Limitations on the Effectiveness of Controls.

        The Company's liquidators, do not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual general meeting of shareholders on December 10, 2004. The following actions were voted upon at such meeting:

		Affirmative Votes	Negative Votes	Withheld Votes	Abstentions	Broker Non-Votes
1.	Approval of the sale and transfer of substantially all of the Company's stock and assets to Applied Materials, Inc.	9,650,290	7,148	—	7,700	2,349,939
2.	Approval to dissolve and liquidate the Company following the closing of the asset sale and the appointment of Peter Verloop and Charles Roffey as liquidators, their authorization to select a custodial of the books and record and their—and the supervisory board's remuneration	9,643,910	13,528	—	7,700	2,349,939
3.	Approval to amend the Company's articles of association and to designate each of the Company's managing directors and each junior civil law notary working with NautaDutilh N.V. to apply for the declaration referred to in Article 125 of the Netherlands Civil Code, and to have the deed of amendment executed	9,589,059	39,324	—	36,755	2,349,939
4.	Election of five supervisory directors to hold office until 2005:
	Robert R. Anderson	11,985,125	—	29,952	—	—
	Dana C. Ditmore	11,971,125	—	43,952	—	—
	Joel A. Elftmann	11,971,125	—	38,952	—	—
	William L. George	11,971,125	—	43,952	—	—
	Bruce M. Jaffe	11,968,075	—	47,002	—	—
5.	To approve the Company's ability to issue common shares in an aggregate amount exceeding 19.999% of the Company's outstanding shares pursuant to convertible debentures and warrants issued in June 2004	9,496,729	141,513	—	26,896	2,349,939
6.	Adoption of the Company's Annual Accounts for the fiscal year ended May 31, 2004	11,986,618	5,324	—	23,135	—
7.	Ratification of the selection of: a) PricewaterhouseCoopers N.V. as statutory auditors of the annual accounts, and b) PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending May 31, 2005	11,978,143	12,882	—	24,052	—
8.	Authorization of the preparation of the Company's Annual Reports for the fiscal year ended May 31, 2003 in the English language	11,971,661	7,324	—	36,092	—
9.	To extend the authority of the Supervisory Board to issue shares and exclude pre-emptive rights	6,230,226	3,401,306	—	33,606	2,349,939
10.	Approval of the compensation of the Supervisory Board for the fiscal year ending May 31, 2005	9,515,773	68,108	—	81,257	2,349,939
11.	To adopt the compensation policy for the Company's Managing Board	10,062,802	1,874,984	—	77,291	—
12.	To grant a discharge from liability to the Company's Managing and Supervisory Board members relating to the fiscal year ending May 31, 2004	11,274,883	679,183	—	61,011	—

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

Risks related to the transaction with Applied.

The timing and amounts of distributions to shareholders cannot be assured.

        On December 10, 2004 the shareholders of the Company approved the Purchase Agreement with Applied, whereby we would sell to Applied the outstanding shares of our worldwide operating subsidiaries and substantially all of the other assets held at the Nortem N.V. (formerly Metron Technology N.V.) level. The transaction with Applied closed on December 14, 2004.

        We cannot guarantee the amount or timing of any distributions to our shareholders because those determinations depend on a variety of factors, including, but not limited to, the possibility that the costs, expenses and time involved in satisfying our liabilities and obligations and incurred following the closing of the proposed transaction, including costs and expenses of winding up our business and dissolving, may exceed current expectations and whether the Company is successful in negotiating a cash prepayment or redemption of the convertible debentures for an amount less than the holders of the convertible debentures would be entitled to receive if such holders converted their debentures into the Company's common shares. For the foregoing reasons, there can be no assurance as to the amount of any distributions to our shareholders.

Nortem may agree to prepay or redeem for cash its convertible debentures and to cancel outstanding warrants in exchange for a cash payment prior to making any liquidating distributions to Nortem shareholders.

        The holders of our convertible debentures will have the right either to convert their debentures into our common shares and participate in the liquidating distribution, or to receive a cash payment calculated under the debentures. In addition, the holders of our warrants may exercise their warrants and receive the same liquidating distribution they would have received if they had exercised their warrants as of the closing of the asset sale. We may offer to prepay or redeem the debentures for a negotiated amount and to cancel the warrants in exchange for a cash payment. If we prepay or redeem the debentures or cancel the warrants in exchange for a cash payment, or if the holders of the debentures elect to receive a cash payment, the debentures may be paid before any liquidating distribution is made to our shareholders. In such an event, the debentures would not be subject to the risk that any of our retained or post-closing liabilities could reduce the amount of funds available for distribution to our shareholders, and this risk will be borne entirely by our shareholders.

Risks related to our internal controls.

Our internal controls may not be sufficient to ensure timely and reliable financial information.

        In response to a letter the Audit Committee of our Supervisory Board received from our independent registered public accounting firm regarding a material weakness in the effectiveness of our internal controls, we believe we took the necessary measures to correct the deficiencies in our internal controls and procedures for financial reporting. The deficiency identified related to insufficient internal controls over revenue recognition to ensure transactions were properly recorded in accordance with management's criteria and generally accepted accounted principles.

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

Risks related to our business.

We currently do not have any on-going operations, and no sources of revenue.

        Upon the completion of the transaction with Applied, we no longer have on-going operations and no source of revenue. We are in the process of winding down the business and liquidating the assets. The only assets we have are the cash and cash equivalents we are holding. These assets will be distributed to our shareholders, and upon such distribution we will cease to be in existence. We cannot guarantee the amount of the assets that will be distributed, nor can we specify when such distribution will occur.

Risks related to investing in our common shares.

Our share price is volatile.

        The trading price of our common shares is subject to wide fluctuations in response to various factors, some of which are beyond our control, including factors discussed elsewhere in this report and the following:

  •
  developments related to our anticipated distributions to our shareholders, and the dissolution and liquidation of our business.

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

        As a Netherlands "Naamloze Vennootschap," or N.V., we are subject to requirements not generally applicable to corporations organized in United States jurisdictions. Among other things, under Netherlands law, the issuance of shares of an N.V. must be approved by the shareholders unless the shareholders have delegated the authority to issue shares to another corporate body. Our articles of association provide that the shareholders have the authority to resolve to issue shares, common or preferred. The shareholders may designate the Company's Supervisory Board as the corporate body with the authority to adopt any resolution to issue shares, but this designation may not exceed a period of five years. Our articles also provide that as long as the Supervisory Board has the authority to adopt a resolution to issue shares, the shareholders will not have this authority. Pursuant to the Company's articles, the Supervisory Board has the authority to adopt resolutions to issue shares until five years from the November 19, 1999, deed of conversion from a B.V. to an N.V. and the related amendment of our articles of association. This authorization of the Supervisory Board may be renewed by the shareholders from time to time. As a result, our Supervisory Board currently has the authority to issue common and preferred shares without shareholder approval unless such approval is required under the terms of our Nasdaq listing agreement.

It may not be possible to enforce United States judgments against Netherlands corporations, directors and others.

        Our articles provide that the Company has two separate boards of directors, a Managing Board and a Supervisory Board. A significant percentage of our assets are located outside the United States. Furthermore, judgments of United States courts, including judgments against us, our directors or our officers predicated on the civil liability provisions of the federal securities laws of the United States, are not directly enforceable in The Netherlands.

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

3.1
Articles of Association of the Registrant and translation thereof.

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

  4.7(iv)
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

  (iv)
  Filed as an exhibit to the Company's Form 10-K, filed with the Commission on August 11, 2004, and incorporated herein by reference.

  (v)
  Filed as an exhibit to the Company's Form 8-K, filed with the Commission on August 17, 2004, and incorporated herein by reference.

  •
  This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Nortem N.V. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing."

(b)
Reports on Form 8-K

        The Company's current report on Form 8-K filed with the SEC on October 14, 2004, describing and furnishing the press release announcing the Company's earnings for the fiscal first quarter ended August 31, 2004, which press release included the Company's condensed consolidated balance sheets and condensed consolidated statements of operations for the periods.

        The Company's current report on Form 8-K filed with the SEC on September 2, 2004, describing that Entegris had notified the Company of Entegris' intent to terminate the Worldwide Stocking Distributor Agreement, between Entegris and the Company, at the end of the current term of the agreement, which term ends on August 31, 2005.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEM N.V.
Date: January 14, 2005	/s/ CHARLES ROFFEY Charles Roffey Principal Executive Officer and Principal Financial Officer Signing on behalf of the registrant and as principal accounting officer

QuickLinks

  INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  NORTEM N.V. (formerly Metron Technology N.V.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands except per share data)
  NORTEM N.V. (formerly Metron Technology N.V.) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands except share and per share data)
  NORTEM N.V. (formerly Metron Technology N.V.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
  NORTEM N.V. (formerly Metron Technology N.V.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE