Form 10-Q
period 2005-02-28
NORTEM, N.V.
filed 2005-05-25
CIK 1095099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

Registrant’s telephone number, including area code: +31 (0)6 2742 0248

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2005
Common shares, par value EURO 0.44 per share	12,883,979

NORTEM N.V. in Liquidation

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Statement of Net Assets in Liquidation (Unaudited) as of February 28, 2005

Statement of Changes in Net Assets in Liquidation (Unaudited) for the period from December 15, 2004 (start of liquidation) through February 28, 2005

Statement of Receipts and Disbursements (Unaudited) for the period from December 15, 2004 (start of liquidation) through February 28, 2005

Condensed Consolidated Statements of Operations (Unaudited)
for the period from December 1 - 14, 2004,
the period from June 1, 2004 to December 14, 2004 and
the three and nine-month periods ended February 29, 2004

Condensed Consolidated Balance Sheets (Unaudited) as of December 14, 2004 and May 31, 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the period from June 1, 2004 to December 14, 2004 and the nine-month period ended February 29, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTEM N.V. in Liquidation

STATEMENT OF NET ASSETS IN LIQUIDATION (Unaudited)

(Dollars in thousands)

February 28,
2005
ASSETS
Cash and cash equivalents	$87,893
Due from Applied Materials, Inc. for reimbursement of liquidation costs	1,810
Loan to shareholder	110
Interest receivable	153
Total assets	$89,966

LIABILITIES
Payable to convertible debentures and warrant holders	$18,017
Advances due to warrant holders	5,556
Liquidation liabilities	970
Due to Applied Materials, Inc	159
Accrued interest payable to convertible debentures holders	83
Total liabilities	24,785

Net assets in liquidation	$65,181

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. in Liquidation

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)

(Dollars in thousands)

For the period December 15, 2004 (start of liquidation) to February 28, 2005

Gain on sale of subsidiaries and substantially all assets to Applied Materials, Inc.	$36,568
Acceleration of interest accretion, and amortization of discount and placement agent fees for convertible debentures	(6,664)
Incremental cost of cash settlement to convertible debenture and warrant holders	(5,017)
Liquidation expenses net of expected recoveries	(1,203)
Interest income	399
Interest expense	(125)
Changes in net assets	23,958
Net assets in liquidation at December 14, 2004	41,223
Net assets in liquidation at February 28, 2005	$65,181

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. in Liquidation

STATEMENT OF RECEIPTS AND DISBURSEMENTS (Unaudited)

(Dollars in thousands)

For the period December 15, 2004 (start of liquidation) to February 28, 2005

Cash and cash equivalents as of December 14, 2004	$2,027

RECEIPTS
Proceeds on sale of subsidiaries and substantially all assets to Applied Materials, Inc	84,567
Advances from warrant holders	5,556
Refunded value added tax	373
Interest income	246
Total receipts	90,742

DISBURSEMENTS
Legal services	2,787
Directors & officers insurance premium	833
Financial advisory services	425
Accounting and tax services	412
Directors & officers salary, fees & expenses	118
Other	301
Total disbursements	4,876

Cash and cash equivalents as of February 28, 2005	$87,893

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V.

CONDSENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands except per share data)

	For the fourteen days ended December 14, 2004	For the three months ended February 29, 2004	For the period from June 1, 2004 to December 14, 2004	For the nine months ended February 29, 2004

Net revenue	$5,680	$52,739	$119,474	$143,699
Cost of revenue	4,594	41,202	93,472	113,458
Gross profit	1,086	11,537	26,002	30,241
Selling, general and administrative expenses	2,356	13,260	27,434	39,365
Research, development and engineering expenses	119	705	1,194	1,808
Transaction costs for sale of subsidiaries and substantially all assets to Applied Materials, Inc.	221	—	2,635	—
Stock based compensation resulting from acceleration of options	2,523	—	2,523	—
Restructuring costs	82	724	1,385	3,256
Operating loss	(4,215)	(3,152)	(9,169)	(14,188)
Other expense, net	(619)	(776)	(1,772)	(1,919)
Loss before income taxes	(4,834)	(3,928)	(10,941)	(16,107)
Income tax provision	213	211	832	682
Net loss	$(5,047)	$(4,139)	$(11,773)	$(16,789)

Basic and diluted loss per common share	$(0.39)	$(0.33)	$(0.92)	$(1.33)

Weighted average number of shares for basic and diluted	12,881	12,662	12,841	12,639

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands except share and per share data)

	December 14,	May 31,
	2004	2004
ASSETS
Cash and cash equivalents	$2,027	$12,107
Accounts receivable, net of allowances for doubtful accounts of $0 and $1,251, respectively	—	43,937
Amounts due from affiliates	—	2,050
Loan to officer/shareholder	110	110
Inventories	—	46,719
Prepaid expenses and other current assets	—	12,384
Assets held for sale to Applied Materials, Inc.	116,318	—
Total current assets	118,455	117,307
Property, plant and equipment, net	—	20,035
Intangibles and other assets, net	496	8,171
Total assets	$118,951	$145,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$34,847
Amounts due to affiliates	—	3,044
Accrued wages and employee-related expenses	—	4,716
Deferred revenue	—	11,187
Short term borrowings and current portion of long-term debt	—	13,882
Accrued transaction costs for sale of assets to Applied Materials, Inc.	2,414	—
Amounts payable to shareholders	—	149
Other current liabilities	163	13,423
Liabilities held for sale to Applied Materials, Inc.	68,319	—
Total current liabilities	70,896	81,248

Long-term debt, excluding current portion	—	7,745
Convertible debentures	6,832	1,531
Other long-term liabilities	—	7,321
Total liabilities	77,728	97,845
Commitments	—	—

Shareholders’ equity:
Preferred shares, par value EUR 0.44; Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common shares and additional paid-in capital, par value EUR 0.44; Authorized: 40,000,000 shares Issued: 14,278,880 and 14,179,036 shares, respectively Outstanding: 12,883,979 and 12,784,135 shares, respectively	51,191	47,459
Retained earnings (accumulated deficit)	(11,074)	699
Cumulative other comprehensive income	1,719	123
Treasury shares: 1,394,901 shares	(613)	(613)
Total shareholders’ equity	41,223	47,668
Total liabilities and shareholders’ equity	$118,951	$145,513

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the period from June 1, 2004 to December 14, 2004	For the nine months ended February 29, 2004

Cash flows from operating activities:
Net loss	$(11,773)	$(16,789)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,499	4,845
Stock based compensation resulting from acceleration of options	2,523
Non-cash interest for accretion of convertible debenture discount and amortization of debt issuance costs	555	172
Restructuring costs, non-cash portion	24	469
Other	14	25
Changes in assets and liabilities, exclusive of sale to Applied:
Accounts receivable	10,091	2,031
Amounts due from affiliates	1,852	(59)
Inventories	6,864	3,193
Prepaid expenses and other current assets	3,068	461
Accounts payable	(16,876)	805
Amounts due to affiliates	(2,565)	(3,545)
Accrued wages and employee-related expenses	1,492	(344)
Deferred revenue	(5,429)	936
Other current liabilities	(2,875)	(228)
Other non-current assets and liabilities	114	(515)
Net cash flows used in operating activities	(9,422)	(8,543)
Cash flows used in investing activities:
Additions to property, plant and equipment	(1,000)	(1,794)
Purchase of Eclipse product line inventories and license agreement	—	(13,677)
Proceeds from the sale of property, plant and equipment	126	68
Accrued transaction costs for sale of assets to Applied Materials, Inc.	2,414	—
Cash transferred to Applied Materials, Inc upon sale	(7,161)	—
Net cash flows used in investing activities	(5,621)	(15,403)
Cash flows provided by financing activities:
Net increase (decrease) in short-term borrowings	1,130	(1,537)
Proceeds from issuance of notes payable and license obligation for the Eclipse product line	—	13,677
Proceeds from issuance of long-term debt	—	156
Proceeds from issuance of convertible debentures	6,000	7,000
Issuance costs of convertible debentures	(364)	(287)
Principal payments on long-term debt	(2,775)	(155)
Principal payments on indebtedness to officer and shareholder	(95)	(128)
Proceeds from issuance of common shares	253	357
Net cash flows provided by financing activities	4,149	19,083
Effect of exchange rate changes on cash and cash equivalents	814	(269)
Net decrease in cash and cash equivalents	(10,080)	(5,132)
Beginning cash and cash equivalents	12,107	12,179
Ending cash and cash equivalents	$2,027	$7,047

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NORTEM N.V. in Liquidation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      UNAUDITED INTERIM FINANCIAL INFORMATION – BASIS OF PRESENTATION

On December 10, 2004, the shareholders of Nortem N.V. (“Nortem” or the “Company,” formerly Metron Technology N.V.) approved both the Stock and Asset Purchase Agreement (“Purchase Agreement”), dated August 16, 2004, with Applied Materials Inc (“Applied”) and the proposal for the dissolution and liquidation of Nortem immediately following the closing of the above mentioned sale to Applied. Concurrently with the close of the transaction on December 14, 2004, the Company changed its name from Metron Technology N.V. to Nortem N.V., the Managing Board of Directors of the Company resigned, the liquidators approved by the shareholders assumed control of the Company and the process of liquidation began.  On December 16, 2004, the Company filed for liquidation in the Netherlands.  The financial statements in this Quarterly Report on Form 10-Q as of February 28, 2005 and for the period from December 15, 2004 (date of liquidation) to February 28, 2005 are presented on the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. The liquidation financial statements and the condensed consolidated financial statements (including notes to condensed consolidated financial statements) of Nortem included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for their fair statement. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the SEC.

The financial statements as of and for periods prior to December 14, 2004 are presented on a going concern basis and are not comparable with the financial statements subsequent to December 14, 2004 which are prepared on a liquidation basis.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Prior to the sale of substantially all of the Company’s assets to Applied, the Company’s revenue consisted primarily of product revenues generated from the sale of equipment and materials and revenues associated with the provision of services. Revenue was recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101).  SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple-Deliverable Revenue Arrangements, which was implemented by the company during its second quarter of fiscal 2004. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

The Company bought equipment made by original equipment manufacturers (“OEMs”) for resale where it acted as principal, which included the taking title to the equipment and assumption of all responsibility for installation and warranty. These equipment sales were recorded as “multiple element” transactions in which the portion of the sale represented by future installation was deferred, and only the residual amount of the sale that represented the equipment itself was recognized upon shipment to the customer. When the specific terms of the transaction, such as when the customer’s retainage exceeded the amount of deferred installation revenue, all or a portion of the residual equipment revenue was deferred.  Installation revenue and deferred equipment revenue, if any, were recognized upon completion of the installation and the customer’s acknowledgement that the equipment is available for production use. Occasionally, the Company sold equipment as agent for OEMs and recognized commission income, rather than revenue from an equipment sale, upon shipment.  Additionally, the Company manufactured and rebuilt certain legacy equipment as it acquired the rights to do so from OEMs.  Revenues from the sale of legacy equipment where the Company does not have a manufacturing history were recognized upon customer acceptance.

Revenues from the sale of materials and other products other than equipment were generally recognized on the shipment of goods to customers. Revenue from service agreements was recognized ratably over the agreement period, while revenue from service without a service agreement was recognized in the periods in which the services were rendered to customers when all of the other criteria for revenue recognition were met.

Loss Per Share

Basic and diluted loss per common share are based on the weighted-average number of common shares outstanding in each period and were as follows:

	For the fourteen days ended December 14, 2004	For the three months ended February 29, 2004	For the period from June 1, 2004 to December 14, 2004	For the nine months ended February 29, 2004

Weighted average shares	12,881,000	12,662,000	12,841,000	12,639,000

The following share equivalents excluded from diluted loss per share for the quarterly and year-to date periods of fiscal 2005 and 2004 because their effect was anti-dilutive:

	For the fourteen days ended December 14, 2004	For the three months ended February 29, 2004	For the period from June 1, 2004 to December 14, 2004	For the nine months ended February 29, 2004

Share equivalents for stock options	3,673,000	4,251,000	3,673,000	4,251,000
Shares issuable upon conversion of convertible debentures (excluding shares that may be issued in payment of interest)	3,611,000	1,847,000	3,611,000	1,847,000
Shares issuable upon exercise of warrants (issued in conjunction with convertible debentures)	1,634,000	867,000	1,634,000	867,000

Accounting for Stock-based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”.  Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock on the date of grant and the exercise price.

The Purchase Agreement signed on August 16, 2004 provided that options and other awards under the Company Stock Plans would accelerate and become fully vested on or before the completion of the transaction with Applied, which took place on December 14, 2004.  On November 22, 2004, the Company offered all vested and unvested option holders under the Company Stock Option Plans an opportunity to have their options “cashed out” at a price that reflects the amount that would be distributed to the holders of common shares, less the exercise price of the options. The majority of the option holders elected the “cash-out” offer.  Simultaneous with the close of the transaction with Applied on December 14, 2004, unvested options exercisable into approximately 1,332,000 shares were vested.  As this is considered a stock option modification under FIN No. 44, the Company recorded an expense of approximately $2,523,000 based on the difference between the minimum expected liquidation distribution per share and the option exercise price.  Payments are being made either directly to the entitled option holders or to Applied for distribution to the entitled option holders through Applied’s payroll system.  When the Company makes the Final Distribution to its shareholders, it will, at the same time, make the final cash-out payments to the option holders.

3.                                      ACQUISITION OF NORTEM N.V. BY APPLIED

On December 10, 2004, the shareholders of the Company approved the Purchase Agreement with Applied and completed the transaction on December 14, 2004. Under the Purchase Agreement, the Company sold to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets of the Company, including, but not limited to, the Company’s intellectual property and technology and all cash and cash equivalents other than an amount equal to approximately $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied (a) paid the Company the sum of $84.6 million; (b) assumed certain of the Company’s liabilities; (c) will pay the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) will reimburse the Company for up to $2.75 million of certain costs after the close of the transaction.  The Company’s shareholders will not receive any payments directly from Applied.

With the close of the transaction, the Company’s recorded a gain on the sale of substantially all of its assets to Applied, accelerated the interest on its convertible debentures and wrote off the related unamortized placement agent fees – See Note 5.  The gain on the sale of its assets to Applied consisted of the following:

(Dollars in thousands)

Cash received from Applied	$84,567
Net assets of Nortem N.V. acquired by Applied at December 14, 2004	47,999
Gain on sale of subsidiaries and certain assets to Applied (exclusive of impact of required redemption of convertible debentures)	$36,568

The sale of subsidiaries and certain assets to Applied constituted a Change of Control Transaction as defined in the two convertible debenture agreements.  As described in the debenture agreements, a Change of Control Transaction triggers both an acceleration of the principal amounts under the convertible debenture agreements and the redemption of the convertible debentures for the full principal amount of the convertible debentures, together with interest and other amounts due.  The impact of this acceleration and redemption are reflected in the Statement of Changes in Net Assets in Liquidation for the period December 15, 2004 to February 28, 2005.  Refer to Note 5 for further information.

The pro forma net assets of the Company at December 14, 2004 after the closing of the transaction with Applied, but prior to the start of liquidation, consisted of the following estimates:

	Condensed Consolidated Net Assets Prior to Sale to Applied	Reclassifications (e)	Reclassified Balance Sheet at December 14, 2004	Net Assets Acquired by Applied	Adjustment		Pro Forma Net Assets Prior to Liquidation

Cash and cash equivalents	$9,188	$(7,161)	$2,027	$—	$84,567	(a)	$86,594
Loan to officer/shareholder	110	—	110	—	—		110
All other current assets	83,351	(83,351)	—	—	—		—
Assets held for sale to Applied	—	116,318	116,318	(116,318)	—		—
Total current assets	92,649	25,806	118,455	(116,318)	84,567		86,704
Property, plant and equipment, net	18,722	(18,722)	—	—	—		—
Intangibles and other assets, net	7,580	(7,084)	496	—	(496	)(b)	—
Total assets	$118,951	$—	$118,951	$(116,318)	$84,071		$86,704

Accrued transaction costs for sale of assets to Applied	2,414	—	2,414	—	—		2,414
All other Current liabilities	56,388	(56,225)	163	—	—		163
Liabilities held for sale to Applied	—	68,319	68,319	(68,319)	—		—
Convertible debentures	—	—	—	—	13,000	(c), (d)	13,000
Total current liabilities	58,802	12,094	70,896	(68,319)	13,000		15,577

Long-term debt, excluding current portion	5,916	(5,916)	—	—	—		—
Convertible debentures	6,832	—	6,832	—	(6,832	)(d)	—

Other long-term liabilities	6,178	(6,178)	—	—	—		—
Total liabilities	77,728	—	77,728	(68,319)	6,168		15,577
Net Assets	$41,223	$—	$41,223	$(47,999)	$77,903		$71,127

(a)          Cash received from Applied

(b)         Write-off of unamortized placement agent fees – See Note 5

(c)          Acceleration of interest on convertible debentures to record the debentures at the principal amount due to debenture holders and reclassification of all amounts as a current liability

(d)         Reclassification of the principal amount of the convertible debentures to a current liability.

(e)          Reclassifications from the balance sheet historical line items to Assets and Liabilities held for sale, respectively.

Following the closing of the transaction with Applied and the satisfaction of the Company’s liabilities, including the settlement of convertible debentures and the related warrants, the Company made an initial liquidating distribution of $3.75 per share on March 11, 2005 to shareholders of record as of March 4, 2005. On March 11, 2005, the Company paid approximately $48.3 million to Computershare Trust Company, Inc., as payment agent, for the initial distribution to the Company’s shareholders of record.  After the initial liquidating distribution, Nortem retained a reserve of approximately $17.5 million for liquidation expenses, Dutch corporate taxes and for any unforeseen liabilities.  At the conclusion of the liquidation process, which the Company expects will be completed by June 2005, any cash of the Company remaining after the satisfaction of its liabilities will be distributed to its shareholders.  The Company estimates that the final liquidating distribution will be in the range of approximately $1.01 to $1.09 per share, prior to the effect of Dutch tax withholding requirements that apply differently to each shareholder.  This range considers stock options and the settlement of convertible debentures and the related warrants with the debenture holders as described in Note 5.

The amount and timing of the final distribution is dependent upon a variety of factors, including the timing and costs of winding up the Company’s business and dissolving and other factors.  In the event that the Company’s liabilities exceed current estimates or unanticipated issues arise in connection with the satisfaction of the Company’s liabilities, the liquidating distribution to the Company’s shareholders will be less than currently estimated and may be made later than currently anticipated.

4.                                      LIQUIDATION LIABILITIES

Liquidation liabilities include estimates of all liabilities expected to be paid during the liquidation and dissolving period, subsequent to the close of the sale to Applied.  Applied will reimburse the Company for up to $2.75 million of certain liquidation costs.  Expected but unpaid liquidation liabilities have been accrued.  Liquidation liabilities at February 28, 2005 were as follows:

	Total Estimated Liquidation Liabilities	Amounts Paid by Nortem N.V.	Liquidation Liabilities
	(Dollars in thousands)
Insurance including director and officer insurance	$891	$833	$58
Legal fees	693	222	471
Completion fee	425	425	—
Accounting fees	200	23	177
Liquidators fee	220	90	130
Supervisory director fees	46	10	36
Other	135	37	98
	$2,610	$1,640	$970

At February 28, 2005, due from Applied for reimbursement of liquidation costs were approximately $1.8 million of which $0.2 million of expenses had been incurred but not yet paid by the Company.

5.                                      CONVERTIBLE DEBENTURES

Convertible debentures at February 28, 2005 are stated at fair value, and were as follows:

	8% Debentures	6.5% Debentures	Total
	(Dollars in thousands)
Debentures principal	$7,000	$6,000	$13,000
Less: Discount included in shareholders’ equity:
Fair value of warrants	2,348	1,162	3,510
Deemed dividend	3,364	—	3,364
	1,288	4,838	6,126
Interest accretion	624	82	706
Acceleration of discount amortization	5,088	1,080	6,168
Total convertible debentures	7,000	6,000	13,000
Cash-out settlement to record liability at fair value
Convertible debentures	2,042	1,750	3,792
Warrants, net	615	610	1,225
	2,657	2,360	5,017
Balances, February 28, 2005	$9,657	$8,360	$18,017

Balances, May 31, 2004	$1,531	$—	$1,531

In December 2004, the Company sold substantially all of its subsidiaries and assets to Applied and commenced liquidation (See Note 1). The convertible debentures and warrants remained obligations of the Company.  Section 3 of both convertible debenture agreements require that upon a Change of Control Transaction, such as the transaction with Applied, both an acceleration of the principal amounts under the convertible debenture agreements and the redemption of the convertible debentures for the full principal amount of the convertible debentures, together with interest and other amounts accrued must occur.  As a result, immediately subsequent to the closing of the transaction with Applied, the Company recorded additional interest expense for $6.2 million that represents the write-off of the remaining unamortized debt discount to record the convertible debentures at their principal amount of $13.0 million.  Additionally, the Company wrote-off $0.5 million as interest expense for the unamortized placement agent fees that remained at December 14, 2004.

During the Company’s third quarter of fiscal 2005, certain debenture holders advanced approximately $5.6 million in cash to the Company in anticipation of exercising their warrants to purchase common stock.  On February 11, 2005, the Company offered all convertible debenture holders, including those debenture holders who remitted funds in anticipation of exercising their warrants, a cash payment upon surrender of their debentures and/or warrants equal to $4.65 per common share equivalent that would have been issuable under the debenture and warrant agreement absent the transaction with Applied, reduced by the amount of the aggregate price payable with respect to the warrants. On March 7, 2005, all convertible debenture holders accepted the Company’s offer, and surrendered their debentures and/or warrants, which were then cancelled.  In March 2005, the Company returned to convertible debenture holders their advance of $5.6 million, and paid approximately $18.0 million to settle the cash-out offer. The amounts noted as “cash out settlement to record liability at fair value” in the above table represent the true-up amount required to record the debentures at the $18.0 million settlement amount.

In June 2004, the Company issued $6.0 million principal amount of convertible debentures for $5.6 million of proceeds, net of $0.4 million of issuance costs, with an annual interest rate of 6.5%, payable quarterly beginning September 1, 2004.  Before the convertible debentures were surrendered and cancelled in March 2005 (as described above), the 6.5% convertible debentures were convertible into approximately 1,667,000 common shares of the Company at any time after the closing date based on a per-share price equal to $3.60. The closing per share price of the transaction was equal to the volume-weighted average of the closing price for the common shares of the Company as listed on NASDAQ for ten days prior to and including May 21, 2004. Before the convertible debentures were surrendered and cancelled in March 2005 (as described above), the quarterly interest was payable at the Company’s option with either cash or, subject to certain conditions, registered common shares of the Company, and the Company, at its option, could have required the holders to convert the 6.5% convertible debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeded $11.00, subject to certain conditions.

The Company issued the purchasers of the 6.5% convertible debentures warrants to purchase an aggregate of approximately 767,000 common shares of the Company. Before the warrants were surrendered and cancelled in March 2005 (as described above), one-half of the warrants are exercisable at $3.79 per share, with the remaining warrants exercisable at $3.92 per share and all warrants were exercisable for a five-year period after June 2004.  Additionally, the Company paid a fee of $0.4 million to the placement agent.

The 6.5% convertible debentures and warrants were recorded at their relative fair values in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables. The relative fair value allocated to the debt was determined to be approximately $4.8 million. The relative fair value assigned to the warrants was determined using the Black Scholes option pricing model, and approximately $1.2 million was recorded as a discount of the debt and as an increase in shareholders’ equity. Before the warrants were surrendered and cancelled in March 2005 (as described above), the debt discount attributable to the warrants was being accreted as additional non-cash interest expense over the life of the debt using the effective interest method.

In August 2003, the Company issued convertible debentures with a  $7.0 million face value (resulting in $6.7 million of proceeds, net of issuance costs) with an annual interest rate of 8% (“8% convertible debentures”), payable quarterly beginning December 1, 2003. The issuance of the 6.5% convertible debentures required certain anti-dilution adjustments for both the conversion price per share and warrants price per share for the 8% convertible debentures.  Before the convertible debentures were surrendered and cancelled in March 2005 (as described above), the as a result of the issuance of the 6.5% convertible debentures, the 8% convertible debentures were convertible into approximately 1,944,000 common shares of the Company based on a per share price equal to $3.60 (previously $3.79), and the quarterly interest was payable at the Company’s option with either cash or, subject to certain conditions, registered common shares of the Company. Prior to the cancellation of the convertible debentures in March 2005 (as described above), the Company, at its option, could have required the holders to convert the 8% convertible debentures into common shares of the Company in the event the volume-weighted average of the closing price for the common shares of the Company for any 20 consecutive trading days exceeded $10.34, subject to certain conditions, and  after February 25, 2007, the remaining balance of the 8% convertible debentures not converted into common shares would have had to have been repaid to the holders in cash, including any accrued interest.

The Company issued the purchasers and the placement agent of the 8% convertible debentures warrants to purchase an aggregate of approximately 867,000 common shares of the Company. Before the warrants were surrendered and cancelled in March 2005 (as described above), one-half of the warrants were exercisable at $3.79 per share (previously $3.97 per share), with the remaining warrants exercisable at $4.09 per share (previously $4.31 per share), and all warrants are exercisable for a four-year period after August 2003.  The debt issuance cost associated with the 8% convertible debentures was approximately $0.4 million.  Approximately $0.2 million of this cost pertains to the allocation of the fair value of the warrants issued to the placement agent, and was an offset in shareholders’ equity.  Additionally, a fee of approximately $0.3 million was paid to the placement agent

The 8% convertible debentures and warrants were recorded at their relative fair values. The fair value of the debt was determined to be $4.7 million. The fair value assigned to the warrants was determined using the Black Scholes option pricing model and approximately $2.3 million was recorded as a discount of the debt and as an increase in shareholders’ equity. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend because the conversion price of the 8% convertible debentures, after taking into account the fair value of the warrants, was less than the closing price of the Company’s common shares, which was $4.34 per share on the closing date.  The deemed dividend of approximately $3.4 million was recorded as a further discount to the 8% convertible debentures and an increase to shareholders’ equity.  Before the warrants were surrendered and cancelled in March 2005 (as described above), the deemed dividend and debt discount attributable to the warrants was accreted as additional non-cash interest expense over the life of the debt using the effective interest method.

6.                                      RESTRUCTURING COSTS

During the six-month and 14 day period ending December 14, 2004, the Company terminated 15 employees as follows: the equipment solutions group terminated 7 employees, the fab solutions group terminated 2 employees, and 6 terminated employees were part of finance and administration. Of the $1.4 million of personnel costs accrued during the initial six-month and 14 day period of fiscal 2005, approximately $0.8 million pertained to personnel terminated during fiscal year 2004. Remaining accrued personnel costs as of December 14, 2004 were assumed by Applied. The Company incurred approximately $0.7 million of restructuring costs in the equipment solutions segment primarily for personnel terminations. The fab solutions group incurred approximately $0.3 million of restructuring costs for personnel terminations, while finance and administration incurred approximately $0.4 million. In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities.

For the nine-month period ended February 29, 2004, the Company terminated 73 employees as follows: the equipment solutions group terminated 35 employees, the fab solutions group terminated 28 employees and 10 terminated employees were part of finance and administration. Remaining accrued personnel costs as of February 29, 2004 were paid by May 2004.  The Company incurred approximately $1.9 million of restructuring costs in the equipment solutions segment, of which $1.1 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets.  The fab solutions group incurred approximately $0.8 million of restructuring costs, of which $0.3 million was for personnel terminations and $0.5 million pertained to the abandonment of leased facilities. Other groups incurred approximately $0.6 million of restructuring costs, of which $0.5 million was for personnel terminations and $0.1 million pertained to the abandonment of leased facilities.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities. .

7.                                      COMMITMENTS AND CONTINGENCIES

No claims or actions have been filed against the Company as of the filing of this 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements, including the factors described under Part II, Item 5—Other Information—Risk Factors and elsewhere in this Report on Form 10-Q. You should not place undue reliance on these forward-looking statements as actual results could differ materially. We do not assume any obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes, which are included on our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2004, filed with the SEC. This discussion of the third quarter of fiscal 2005 and 2004 refers to the fiscal quarters that ended on February 28, 2005 and 2004.

Overview

On December 10, 2004, the shareholders of the Company approved the Stock and Asset Purchase Agreement (“Purchase Agreement”), dated August 16, 2004, with Applied. Concurrently with the close of the transaction on December 14, 2004, the Company changed its name from Metron Technology N.V. to Nortem N.V., the Managing Board of Directors

resigned and the liquidators approved by the shareholders assumed control of the Company to begin the liquidation process.  On December 16, 2004, we filed our liquidation in The Netherlands.  On March 11, 2005, we made our initial distribution to our shareholders, in the amount of $3.75 per share.  On March 24, 2005, we filed our liquidation accounts and plan of distribution for public inspection with the Dutch Commercial Registry in Arnhem, The Netherlands.

Under the Purchase Agreement, the Company sold to Applied the outstanding shares of its worldwide operating subsidiaries and substantially all of the other assets of the Company, including, but not limited to, our intellectual property and technology and all cash and cash equivalents other than an amount equal to $2.0 million plus cash received prior to closing upon exercise of warrants and options. Under the Purchase Agreement, Applied (a) paid the Company the sum of $84.6 million; (b) assumed certain of the Company’s liabilities; (c) agreed to pay the Company amounts related to certain Netherlands surtax liabilities and withholding obligations; and (d) agreed to reimburse the Company for up to $2.75 million of certain costs incurred after the close of the transaction.  The Company’s shareholders will not receive any payments directly from Applied. The Company recorded a gain of approximately $36.6 million from the sale of the subsidiaries and substantially all of its assets to Applied.

With the consummation of the transaction with Applied, we no longer have continuing operations, and have no sources of revenue. We believe that we have sufficient liquidity to wind down the affairs and dissolve the Company according the Company’s liquidation plan.  We do not expect to incur financing or borrowing facilities. The Company entered liquidation on December 15, 2004 and is in the process of winding down the business and liquidating assets. Consequently, the following discussion for the results of operations is for the six months and fourteen day period ended December 14, 2004.

Nortem N.V., prior to the transaction with Applied, was a holding company organized under the laws of The Netherlands. Through our various operating subsidiaries, we were a global provider of marketing, sales, service and support solutions to semiconductor materials and equipment suppliers and semiconductor manufacturers. We operated in all areas of the world where there was a significant semiconductor industry.

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

Our fab solutions focused on the needs of the semiconductor fab and offered our customers a comprehensive portfolio to address the critical, non-core functions of the fab.  Our fab solutions group derived the majority of its revenue from sales of materials and components. The remainder of the group’s revenue came from parts cleaning services, other outsourcing services and commissions. The materials and components we sold were used both in the production of semiconductors and in the building and maintenance of semiconductor equipment and manufacturing facilities. Materials included products such as wafer surface preparation materials, fluid-handling components such as fittings, valves and tubing and disposable cleanroom clothing. Sales of these products tended to be less cyclical than sales of semiconductor equipment and generally offer higher gross margins than externally sourced equipment.

During our first fiscal quarter of 2005, Pall Corporation notified the Company it would terminate its distribution agreement with the Company as of August 31, 2004. Revenue from the sale of products manufactured by Pall Corporation for the six month and fourteen day period ended December 14, 2004 and the nine-month period ended February 29, 2004 was approximately $4.7 million and $10.3 million, respectively.  Additionally, on August 30, 2004, Entegris notified the Company of its intent to terminate its existing distribution agreement with the Company effective August 31, 2005.  Prior to the closing of the transaction with Applied, Entegris and the Company were in discussion regarding a new distribution agreement. Revenue from the sale of products manufactured by Entegris for the six month and fourteen day period ended December 14, 2004 and the nine-month period ended February 29, 2004 was approximately $28.2 million and $24.5 million, respectively.

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

Activities While in Liquidation

The changes in net assets in liquidation for the period from December 15, 2004 to February 28, 2005 of  approximately $24.0 million was primarily due to the $36.6 million gain resulting from the sale of subsidiaries and certain assets to Applied and interest income.  This gain was offset by the acceleration of interest and amortization of the debt discount and placement agent fees for convertible debentures of $6.7 million, the adjustment to record the debt at its fair value based on the incremental cash settlement with the convertible debenture and warrant holders of $5.0 million, and the liquidation expenses, net of recoveries, of $1.2 million and interest income, net of interest expense of $0.3 million.  Liquidation expenses consist primarily of costs incurred on the sale to Applied described in Note 3 to the condensed consolidated financial statements included elsewhere in this report.

The Company made an initial liquidating distribution of $3.75 per share on March 11, 2005 to shareholders of record as of March 4, 2005. On March 11, 2005 the Company paid approximately $48.3 million to Computershare Trust Company, Inc., as payment agent, for the initial distribution to the Company’s shareholders of record.  After the initial liquidating distribution, Nortem retained a reserve of approximately $17.5 million for liquidation expenses, Dutch corporate taxes and for any unforeseen liabilities.  At the conclusion of the liquidation process, which the Company expects will be completed by June 2005, any cash of the Company remaining after the satisfaction of its liabilities will be distributed to its shareholders.  The Company estimates that the final liquidating distribution will be in the range of approximately $1.01 to $1.09 per share, prior to the effect of Dutch tax withholding requirements that apply differently to each shareholder.

We expect to incur certain administrative, legal and other costs associated with winding up our affairs. These costs have been accrued (See Note 4, to the condensed consolidated financial statements included elsewhere in this report).

Results of Operations - Six-months and Fourteen Days ended December 14, 2004

Net Revenue

Equipment solutions group.  The equipment group net revenue in our six-month and fourteen-day period of fiscal 2005 was $38.0 million, down $8.3 million or 17.9% from the first nine-month period of fiscal 2004. The decrease between the comparable nine-month periods reflects that there were only fourteen days of operations in the third quarter of fiscal 2005.

Fab solutions group.  In our six-month and fourteen-day period of fiscal 2005, the fab solutions group revenue was $81.5 million, down $15.9 million or 16.3% from the group’s revenue the nine-month period of fiscal 2004. The decrease between the comparable periods reflects that there were only fourteen days of operations in the third quarter of fiscal 2005.

Gross Margins

Equipment solutions group. The group’s gross margin of 24.2% for six month and fourteen day period of fiscal 2005 increased 180 basis points from 22.4% when compared to the nine-month period of fiscal 2004.  Of the improvement in gross margins, approximately 30 and 70 basis points pertained to the sale of products where inventory had been previously written down during the same periods of fiscal 2005 and 2004, respectively.  Increased margins are primarily due to a change in mix where legacy product for six-month and fourteen period of fiscal 2005 represented 22.4% of Equipment solutions group sales compared to 7.7% for the nine months of fiscal 2004.  Legacy product sales achieved 39% gross margin for the first six-month and fourteen-day period of fiscal 2005 compared to 18.6% for the nine-month period in fiscal 2004.  The Eclipse line was acquired in September 2003, accordingly the nine-month period ending on February 29, 2004 had only six months of the of the Eclipse operations.  The gross margin of all other product lines fell, except Specialty equipment – spare parts.

Fab solutions group.  The gross margin of 19.6% for the fab solutions group decreased 80 basis points for the six-month and fourteen-day period of fiscal 2005 when compared to the nine-month period in fiscal 2004.  Margins for both parts cleaning improved while margins for the repair center component declined dramatically.

Selling, general and administrative expenses (SG&A).   SG&A expenses for the six-month and fourteen-day period of fiscal 2005 were $27.4 million, down $12.0 million from the $39.4 million incurred for the nine-month period of 2004. SG&A expenses consist principally of salaries and other employment-related costs, occupancy costs, travel and entertainment, communications and computer-related expense, trade show and professional services and depreciation. Our SG&A expenses are a function principally of our total headcount. The decline in expense is primarily due to the third quarter of fiscal 2005 having only fourteen days of operations.

Restructuring costs. During the six-month and fourteen-day period of fiscal 2005, the Company terminated 15 employees as follows: the equipment solutions group terminated 7 employees, the fab solutions group terminated 2 employees and 6 terminated employees were part of finance and administration.

During the nine-month period of fiscal 2004, the Company terminated 73 employees as follows: the equipment solutions group terminated 35 employees, the fab solutions group terminated 28 employees and 10 terminated employees were part of finance and administration. The Company incurred approximately $1.9 million of restructuring costs in the equipment solutions segment, of which $1.1 million was for personnel terminations and $0.8 million pertained to the cost of the abandonment of leased facilities, leasehold improvements and fixed assets.  The fab solutions group incurred approximately $0.8 million of restructuring costs, of which $0.3 million was for personnel terminations and $0.5 million pertained to the abandonment of leased facilities. Other groups incurred approximately $0.6 million of restructuring costs, of which $0.5 million was for personnel terminations and $0.1 million pertained to the abandonment of leased facilities.  In estimating the accrual for abandoned leased facilities, the Company made assumptions regarding the future sublease income of these facilities

Transaction costs for sale of subsidiaries and substantially all assets to Applied Materials, Inc. During our six-month and fourteen-day period of fiscal 2005, we incurred legal, accounting and other professional fees of $2.6 million that pertained to the Applied transaction.

Research, development and engineering. The expenses for research, development and engineering for the six-month and fourteen-day period of fiscal 2005 were $1.2 million compared to $1.8 million for the nine-month period of 2004. The decrease in expense is primarily due to the third quarter of fiscal 2005 having only fourteen days of operations.

Other expense, net.  The following table summarizes the components of other income (expense).

	For the period from June 1, 2004 to December 14, 2004	For the nine months ended February 29, 2004
	(Dollars in thousands)
Foreign exchange gain (loss)	$107	$(460)
Interest income	65	45
Interest expense	(1,782)	(1,546)
Other income (expense)	(162)	42
Other expense, net	$(1,772)	$(1,919)

We engaged in limited hedging activities to reduce our exposure to exchange risks arising from fluctuations in foreign currency, but because hedging activities can be costly, we did not attempt to cover all potential foreign currency exposures. During each of our six-month and fourteen-day period for fiscal 2005 and nine-month period for 2004, we entered into contracts to hedge firm purchase commitments, to hedge the maturities of foreign currency denominated liabilities with foreign currency denominated assets and to hedge differences existing between foreign currency assets and liabilities. The currencies in which we purchased forward exchange contracts had numerous market makers to provide ample depth and liquidity for our hedging activities.

Interest income represented primarily earnings on our available cash balances. The decrease in our interest income for each of the fiscal quarters was a result of lower average cash balances and of lower interest rates.

Interest expense reflects interest on our borrowings as well as the accretion of non-cash interest discount related to our convertible debentures, which resulted from the $3.5 million for the fair value of the warrants, and $3.4 million from the deemed dividend relating to the issuing of our $13.0 million of convertible debentures.  Interest accretion from the non-cash deemed dividend for the beneficial conversion feature and the amortization of the placement agent fees for the six-month and fourteen day period of fiscal 2005 was approximately $0.5 million. We recorded an additional interest expense of $6.2 million that represents the write-off of the remaining unamortized debt discount to record the principal amount of its convertible debentures of $13.0 million with the closing of the transaction with Applied, and wrote-off $0.5 million as interest expense for the unamortized placement agent fees that remained at December 14, 2004.  See - Note 5.

Other income for our year-to-date periods of fiscal 2005 and 2004 consisted of various miscellaneous non-operating income and expense.

Provision for Income Taxes. For our year-to-date periods of fiscal 2005 and 2004, our tax provision represented income tax on taxable income in foreign jurisdictions primarily in Asia. We established a valuation allowance for all of our net deferred tax assets during fiscal 2003, due to the uncertainty of our ability to generate sufficient taxable income to realize these net deferred tax assets. This allowance has been maintained due to recurring losses.

Liquidity and Capital Resources

We defined liquidity as our ability to generate resources to pay our current obligations and to finance our growth during periods of business expansion. Our principal requirement for capital was for working capital to finance receivables and inventories. Our principal sources of liquidity were positive cash flows from operations, bank borrowings and the private placement of debt. We issued convertible debentures in August 2003 and June 2004 and obtained a total of $12.3 million of proceeds, net of the aggregate $0.7 million of cash issuance costs for both issues.  Our working capital, current assets less current liabilities, was $47.6 million and $36.1 million at December 14, 2004 and May 31, 2004, respectively.  Our current ratio, current assets divided by current liabilities, was 1.7 and 1.4 at December 14, 2004 and May 31, 2004, respectively.

Operating Activities.

During the six-month and fourteen-day period for fiscal 2005, we used cash totaling $9.4 million in our operating activities.   Nortem reduced non-cash current assets, generating $21.9 million of operating cash flow, which was more than offset by reducing current liabilities by $26.3 million. The cash usage primarily pertained to cash payments for accounts payable, amounts due to affiliates and the decrease in deferred revenue.

Subsequent to December 16, 2004 we have been in liquidation and have substantially reduced our working capital requirements. As of February 28, 2005, Nortem had approximately $88.0 million in cash and cash equivalents.  Our working capital requirements are now minimal. We believe that existing cash and cash equivalents will be sufficient to meet our remaining operating and capital requirements for at least the next twelve months or until a final liquidation occurs.   We believe we have sufficient assets to satisfy currently identified creditors and make a final distribution to shareholders. As soon as practicable under The Netherlands law and dissolution procedures we intend to make a final distribution to our shareholders and dissolve the Company.

Investing Activities

Our capital expenditures for property, plant and equipment for the six-month and fourteen-day period of fiscal 2005 and the nine-month period of 2004 totaled $1.0 million and $1.8 million, respectively.  During the same periods of fiscal 2005 and 2004, we invested $0.1 million and $0.6 million, respectively, in our management information system. To date, we have invested $8.9 million in the new system.  During our six-month and fourteen-day period of fiscal 2005, we incurred legal, accounting and other professional fees of $2.6 million that pertained to the Applied transaction, of which approximately $0.2 million has been paid as of December 14, 2004.  Upon sale of substantially all of our subsidiaries and assets to Applied, we transferred approximately $7.2 million of cash to Applied.  Subsequent to entering liquidation, there have been no investments.

Financing Activities.

Debt.  In June 2004, the Company issued convertible debentures and warrants due in June 2008, in the principal amount of $6.0 million with an annual interest rate of 6.5%, payable quarterly beginning September 2004. In August 2003, the Company issued convertible debentures and warrants due in February 2007, in the principal amount of $7.0 million with an annual interest rate of 8%, payable quarterly beginning December 1, 2003. On February 11, 2005, the Company offered all convertible debenture holders, including those debenture holders who remitted funds to exercise their warrants, a cash payment upon surrender of their debentures and/or warrants equal to $4.65 per common share equivalent that would have been issuable under the debenture and warrant agreement absent the transaction with Applied, reduced by the amount of the aggregate price payable with respect to the warrants. On March 7, 2005, all convertible debenture holders accepted the Company’s offer, and surrendered their debentures and/or warrants, which were then cancelled.  In March 2005, the Company returned to convertible debenture holders their deposit of $5.6 million, and paid approximately $18.0 million to settle the cash-out offer.

Equity.  During the six-month and fourteen day period of fiscal 2005, we received $0.3 million from our employees for the exercise of 15,000 common shares from stock option plans and the purchase of 85,000 common shares through our employee stock purchase plan.

Current and future liquidity position.

On December 10, 2004, the shareholders of the Company approved the Purchase Agreement with Applied.  With the close of the transaction on December 14, 2004, the Company received $84.6 million from Applied, and commenced liquidation of the Company. Due to the consummation of the transaction with Applied we no longer have continuing operations, and have no sources for revenue. We believe that we have sufficient liquidity to handle current commitments, and we do not expect to need further financing or borrowing facilities. We are in the process of winding down the business and liquidating our assets.  We expect to complete the liquidation process by June 2005, at which time we will distribute the remainder of the cash held by the Company after the settling of the Company’s liabilities, to the shareholders of the Company. The forecast of our financial resources from the closing of the Applied transaction through the liquidation of the Company are expected to be adequate to support our liquidation is a forward-looking statement. This statement involves known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risk factors are discussed under Risk Factors—Risks Related to Nortem and elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our contractual cash obligations as of February 28, 2005.  Settlement with the debenture holders was reached by March 7, 2005.

Payments Due By Period

Contractual Obligations and Commercial Commitments

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in thousands)
Convertible debentures	$18,017	$18,017	—	—	—
Total contractual obligations and commercial commitments for cash	$18,017	$18,017	—	—	—

Transactions with related parties:

FSI, an affiliate, owned approximately 11.6% of the outstanding shares of the Company as of December 14, 2004. The Company purchased goods from FSI for resale in the normal course of business under terms and conditions similar to those with unrelated vendors. Such purchases totaled approximately less than $0.1 million and $1.0 million for the period from June 1, 2004 through December 14, 2004 and for the nine-month period ended February 29, 2004, respectively. Sales to FSI for the same comparable periods were approximately $1.5 million and $1.2 million, respectively. At December 14, 2004 and May 31, 2004, amounts receivable from FSI were $0.2 million and $0.4 million, respectively while payables FSI were $0.5 million and $3.0 million, respectively.

As of December 14, 2004, the Company had accounts receivable from Applied of approximately $0.3 million.  We sold approximately $1.9 million of products to Applied for the six-month and fourteen-day period ended December 14, 2004.  Additionally, we accrued approximately $2.4 million for Applied transaction closing costs we incurred at December 14, 2004.

In July 1995, an officer/Managing Director of the Company entered into a Tax Indemnification Agreement (“TIA”) with the Company as part of its acquisition of Transpacific Technology Corporation.  At the time of the acquisition and until it completed its initial public offering in November 1999, The Company was a “controlled foreign corporation” under Subpart F of the US Internal Revenue Code (“Subpart F”), and as a “US person” the officer/director was liable for personal income tax on income imputed to him under Subpart F.  Under the agreement, the Company has provided cash advances for taxes due for Subpart F income that totaled $270,000 as of February 28, 2004. Under the TIA, the now former officer/Managing Director is required to repay these advances only to the extent that he benefits from the increase in the tax basis of his holding of stock of the Company. Accordingly, in fiscal 2001, the Company recorded an allowance of $160,000 against these advances.  Repayment of a portion of the advances is required beginning with the first sale of shares owned by the former officer/director.  The advances were to be repaid when the former officer/shareholder received the initial distribution from the liquidation of Nortem.  To date, the former officer/shareholder has not repaid the advance.

Effect of Currency Exchange Rate Fluctuations and Exchange Rate Risk Management

A significant portion of our business was conducted outside of the United States through our foreign subsidiaries. While most of our international sales were denominated in United States dollars, some were denominated in various foreign currencies. To the extent that our sales and operating expenses were denominated in foreign currencies, our operating results may have been adversely affected by changes in exchange rates. Although we engaged in foreign currency hedging transactions from time to time, these hedging transactions can be costly, and therefore, we did not attempt to cover all potential foreign currency exposures. These hedging techniques did not eliminate all of the effects of foreign currency fluctuations on anticipated revenue.

We entered liquidation with no outstanding foreign exchange contracts and have done no foreign currency hedging while in liquidation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Effect of Currency Exchange Rate and Exchange Rate Risk Management” and “Market Risk” under Part I, Item 2 of this report.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) as of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Financial Officer, Charles Roffey, concluded that the Company’s disclosure controls and procedures (1) were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared and (2) provide that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

As previously disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on August 12, 2004, our independent registered public accounting firm, in connection with the completion of their audit of, and the issuance of their report on the Company’s consolidated financial statements for the year ended May 31, 2004, identified deficiencies that existed in the design or operation of the Company’s internal controls that they considered to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board (United States). A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our independent registered public accounting firm advised the Audit Committee of the Company’s Supervisory Board of the following matter, in July 2004, which they considered to be a material weakness: the Company’s internal controls over revenue recognition were not sufficient to ensure transactions were properly recorded in accordance with management’s criteria and generally accepted accounting principles.

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

Management believes the above measures have addressed the matter identified by our independent registered public accounting firm as a material weakness. The Audit Committee and the liquidators will continue to monitor the effectiveness of the Company’s internal controls and procedures including those pertaining to revenue recognition on an ongoing basis and will take further action, as appropriate.

Limitations on the Effectiveness of Controls.

The Company’s liquidators do not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual general meeting of shareholders on December 10, 2004.  The following actions were voted upon at such meeting:

	Affirmative Votes	Negative Votes	Withheld Votes	Abstentions	Broker Non-Votes
1. Approval of the sale and transfer of substantially all of the Company’s stock and assets to Applied Materials, Inc.	9,650,290	7,148	—	7,700	2,349,939
2. Approval to dissolve and liquidate the Company following the closing of the asset sale and the appointment of Peter Verloop and Charles Roffey as liquidators, their authorization to select a custodial of the books and record and their - and the supervisory board’s remuneration	9,643,910	13,528	—	7,700	2,349,939
3. Approval to amend the Company’s articles of association and to designate each of the Company’s managing directors and each junior civil law notary working with NautaDutilh N.V. to apply for the declaration referred to in Article 2:125 of the Netherlands Civil Code, and to have the deed of amendment executed	9,589,059	39,324	—	36,755	2,349,939
4. Election of five supervisory directors to hold office until 2005:
Robert R. Anderson	11,985,125	—	29,952	—	—
Dana C. Ditmore	11,971,125	—	43,952	—	—
Joel A. Elftmann	11,971,125	—	38,952	—	—
William L. George	11,971,125	—	43,952	—	—
Bruce M. Jaffe	11,968,075	—	47,002	—	—
5. To approve the Company’s ability to issue common shares in an aggregate amount exceeding 19.999% of the Company’s outstanding shares pursuant to convertible debentures and warrants issued in June 2004	9,496,729	141,513	—	26,896	2,349,939
6. Adoption of the Company’s Annual Accounts for the fiscal year ended May 31, 2004	11,986,618	5,324	—	23,135	—
7. Ratification of the selection of:a) PricewaterhouseCoopers N.V. as statutory auditors of the annual accounts, and b) PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending May 31, 2005	11,978,143	12,882	—	24,052	—
8. Authorization of the preparation of the Company’s Annual Reports for the fiscal year ended May 31, 2003 in the English language	11,971,661	7,324	—	36,092	—
9. To extend the authority of the Supervisory Board to issue shares and exclude pre-emptive rights	6,230,226	3,401,306	—	33,606	2,349,939
10. Approval of the compensation of the Supervisory Board for the fiscal year ending May 31, 2005	9,515,773	68,108	—	81,257	2,349,939
11. To adopt the compensation policy for the Company’s Managing Board	10,062,802	1,874,984	—	77,291	—
12. To grant a discharge from liability to the Company’s Managing and Supervisory Board members relating to the fiscal year ending May 31, 2004	11,274,883	679,183	—	61,011	—

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

On March 11, 2005 we made our initial distribution to our shareholders, in the amount of $3.75 per share. We cannot guarantee the amount or timing of any distributions to our shareholders because those determinations depend on a variety of factors, including, but not limited to, the possibility that the costs, expenses and time involved in satisfying our liabilities and obligations and incurred following the closing of the proposed transaction, including costs and expenses of winding up our business and dissolving, may exceed current expectations.  For the foregoing reasons, there can be no assurance as to the amount of any additional distributions to our shareholders.

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

Our shares have been delisted from The Nasdaq Stock Market.

On April 5, 2005 our common stock was delisted from The Nasdaq Stock Market (“Nasdaq”).  Accordingly, there is no public market for the trading of our shares.

Risks related to being a Dutch company.

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

There may me claims against the Company which are not currently known.

On March 24, 2005, the Company filed its liquidation accounts and plan of distribution for public inspection with the Dutch Commercial Registry in Arnhem, The Netherlands.  Within two months after the date of the filing of the liquidation accounts and plan of distribution, Nortem’s creditors or other entitled parties may file with the court an opposition to Nortem’s liquidation. Nortem may not make the final liquidating distribution until such two months have passed and there is no opposition to Nortem’s liquidation. The amount of the final liquidating distribution will depend on a number of factors, including the final amount of its liabilities, costs of operations during the liquidation period, other related costs involved in the wind down and liquidation of Nortem. The timing and amount of the final liquidating distribution will be determined by Nortem’s liquidators in accordance with the plan of distribution.

ITEM 6. EXHIBITS

Exhibits

2.1(i)	Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated June 12, 1998

2.2(ii)	Agreement for the acquisition of the whole of the issued share capital of Shieldcare Limited

2.3(i)	Amendment to Agreement and Plan of Merger and Reorganization among Metron Technology B.V., Metron Acquisition Sub, Inc. and T.A. Kyser Co., dated July 13, 1998

2.4(i)	Joinder Agreement among certain stockholders of T.A. Kyser Co, Metron Technology B.V. and Metron Acquisition Sub, Inc. dated July 13, 1998

2.5(v)	Stock and Asset Purchase Agreement by and between Applied Materials, Inc. and Metron Technology N.V., dated August 16, 2004.

3.1(vi)	Articles of Association of the Registrant and translation thereof.

4.1(i)	Specimen Common Share Certificate

4.2(iii)	Form of 8% Convertible Debenture

4.3(iii)	Registration Rights Agreement, dated as of August 25, 2003, by and between Metron Technology N.V. and the Purchasers

4.4(iii)	Form of Common Share Warrant issued to the Purchasers

4.5(iv)	Form of 6.5% Convertible Debenture issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

4.6(iv)	Registration Rights Agreement, dated June 16, 2004, by and between Metron Technology N.V. and the purchasers identified in the Subscription Agreement dated May 26, 2004.

4.7(iv)	Form of Common Share Warrant issued to the purchasers identified in the Subscription Agreement dated May 26, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1•	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(i)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 333-87665), filed with the Commission on September 23, 1999, as amended through the date hereof.

(ii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 17, 2000, and incorporated herein by reference.

(iii)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 27, 2003, and incorporated herein by reference.

(iv)	Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on August 11, 2004, and incorporated herein by reference.

(v)	Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on August 17, 2004, and incorporated herein by reference.

(vi)	Filed as an exhibit to the Company's Form 10-Q, filed with the Commission on January 14, 2005, and incorporated herein by reference.

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

NORTEM N.V.

Date: May 25, 2005	/s/ CHARLES ROFFEY
Charles Roffey
Principal Executive Officer and Principal Financial Officer
Signing on behalf of the registrant and as principal accounting officer